Form 10-Q
period 2004-09-30
FOXHOLLOW TECHNOLOGIES, INC.
filed 2004-12-06
CIK 1217688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________.

Commission File Number 000-50998

FOXHOLLOW TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3252085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

740 Bay Road

Redwood City, California 94063-2469

(Address of principal executive offices, including Zip Code)

(650) 421-8400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Shares Outstanding at December 1, 2004
Common Stock, $0.001 par value	23,002,455

FOXHOLLOW TECHNOLOGIES, INC.

FORM 10-Q

PART I:	FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue	$11,581	$650	$23,853	$876
Cost of revenue (1)	6,977	1,024	17,134	2,004

Gross profit (loss)	4,604	(374)	6,719	(1,128)

Operating expenses:
Research and development (1)	1,539	1,137	4,502	4,642
Selling, general and administrative (1)	10,547	1,756	24,754	3,683

Total operating expenses	12,086	2,893	29,256	8,325

Loss from operations	(7,482)	(3,267)	(22,537)	(9,453)

Interest and other income	61	41	117	151
Interest and other expense	—	(2)	(2)	(35)

Net loss	(7,421)	(3,228)	(22,422)	(9,337)
Dividend related to beneficial conversion feature of convertible preferred stock	—	—	(15,977)	(24)

Net loss attributable to common stockholders	$(7,421)	$(3,228)	$(38,399)	$(9,361)

Net loss per common share:
Basic and diluted	$(6.83)	$(5.57)	$(46.04)	$(16.22)

Weighted-average number of shares used in per common share calculations:
Basic and diluted	1,087	580	834	577

(1) Includes the following stock-based compensation charges:

Cost of revenue	$209	$24	$347	$67
Research and development	120	50	293	171
Selling, general and administrative	1,460	311	3,377	701

	$1,789	$385	$4,017	$939

The accompanying notes are an integral part of these condensed financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(in thousands, unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$11,089	$2,637
Short-term investments	1,499	4,874
Accounts receivable, net of allowance for doubtful accounts of $297 at September 30, 2004 and $39 at December 31, 2003	5,592	866
Inventories, net	4,701	1,223
Deferred cost of revenue	33	78
Prepaid expenses and other current assets	1,298	215

Total current assets	24,212	9,893

Property and equipment, net	3,196	1,424
Other assets	555	99

Total assets	$27,963	$11,416

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,725	$1,559
Accrued liabilities	3,792	878
Deferred revenue	45	90

Total liabilities	8,562	2,527

Convertible preferred stock, $0.001 par value per share (Liquidation preference: $79,618 at September 30, 2004)	78,642	49,998

Stockholders’ deficit:
Common stock, $0.001 par value per share	1	1
Additional paid-in capital	23,045	6,183
Deferred stock-based compensation, net	(16,245)	(3,673)
Accumulated deficit	(66,042)	(43,620)

Total stockholders’ deficit	(59,241)	(41,109)

Total liabilities, convertible preferred stock and stockholders’ deficit	$27,963	$11,416

The accompanying notes are an integral part of these condensed financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(22,422)	$(9,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense related to warrants and accrued interest converted into convertible preferred stock	—	17
Loss on disposal of property and equipment	—	2
Allowance for doubtful accounts	258	15
Depreciation and amortization	822	389
Amortization of deferred stock-based compensation	3,249	674
Stock-based compensation expense	768	265
Provision for excess and obsolete inventories	797	402
Changes in operating assets and liabilities:
Accounts receivable	(4,984)	(383)
Inventory	(4,275)	(1,273)
Deferred cost of revenue	45	(46)
Prepaid expenses and other current assets	(1,083)	(289)
Other assets	(456)	5
Accounts payable	3,166	739
Accrued liabilities	1,383	264
Deferred revenue	(45)	54

Net cash used in operating activities	(22,777)	(8,502)

Cash flows from investing activities:
Acquisition of property and equipment	(2,594)	(743)
Sales or maturities of short-term investments	7,833	16,281
Purchases of short-term investments	(4,458)	(11,597)

Net cash provided by investing activities	781	3,941

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	29,532	8,925
Repurchase of convertible preferred stock	(17)	—
Repurchase of common stock	(10)	—
Proceeds from issuance of common stock	943	13

Net cash provided by financing activities	30,448	8,938

Net increase in cash and cash equivalents	8,452	4,377

Cash and cash equivalents, beginning of period	2,637	1,086

Cash and cash equivalents, end of period	$11,089	$5,463

Supplemental disclosure of noncash financing activities:
Issuance of convertible preferred stock in exchange for marketable securities	$—	$11,369
Changes in net unrealized gains on short-term investments	—	1
Deferred stock-based compensation	15,821	3,700
Conversion of promissory notes and accrued interest into convertible preferred stock	—	2,331
Dividend related to beneficial conversion feature of convertible preferred stock	15,977	24
Vesting of restricted preferred stock	334	—

The accompanying notes are an integral part of these condensed financial statements.

FOXHOLLOW TECHNOLOGIES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Organization and Basis of Presentation:

Organization

FoxHollow Technologies, Inc. (the “Company”) designs, develops, manufactures and sells medical devices primarily for the treatment of peripheral artery disease (“PAD”). PAD results from the accumulation of plaque in the arteries. The Company sells the SilverHawk Plaque Excision System (“SilverHawk”), a minimally-invasive single-use catheter system designed for removal of plaque from arteries. Plaque removal re-opens previously narrowed arteries, allowing increased blood flow to tissue and organs. In June 2003, the U.S. Food and Drug Administration (“FDA”) granted 510(k) clearance to market the SilverHawk for treatment of atherosclerosis in the peripheral vasculature. The Company was incorporated in the state of Delaware on September 24, 1996. The Company exited the development stage during 2003. On October 28, 2004, the Company completed an initial public offering of 4.5 million shares of its common stock at $14.00 per share. Additionally, on October 29, 2004, the underwriters exercised their over-allotment option to purchase 675,000 shares at $14.00 per share. Proceeds from the offering after deducting underwriting discounts and commissions but before expenses were $67.4 million.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any future period. These condensed financial statements and notes should be read in conjunction with the financial statements and the notes thereto included in the Company’s final prospectus filed with the Securities and Exchange Commission on October 27, 2004.

NOTE 2—Accounting for Stock-Based Compensation:

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure—an amendment of FASB Statement No. 123”. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price. Employee stock-based compensation is amortized on a straight-line basis over the vesting period of the underlying options. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders, as reported	$(7,421)	$(3,228)	$(38,399)	$(9,361)
Add: Employee stock-based compensation included in reported net loss	1,271	239	3,040	674
Deduct: Employee total stock-based compensation determined under fair value method	(1,433)	(247)	(3,107)	(689)

Pro forma net loss attributable to common stockholders	$(7,583)	$(3,236)	$(38,466)	$(9,376)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(6.83)	$(5.57)	$(46.04)	$(16.22)

Pro forma	$(6.98)	$(5.58)	$(46.12)	$(16.25)

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods, or Services” which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation expense is being recognized on a straight-line basis over the vesting periods of the related options, generally four years.

NOTE 3—Net Loss Per Common Share:

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding, excluding common shares subject to repurchase, during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including options, warrants, common stock subject to repurchase, and convertible preferred stock. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(7,421)	$(3,228)	$(22,422)	$(9,337)
Dividend related to beneficial conversion feature of convertible preferred stock	—	—	(15,977)	(24)

Net loss attributable to common stockholders	$(7,421)	$(3,228)	$(38,399)	$(9,361)

Denominator:
Weighted-average common shares outstanding	1,690	580	1,035	577
Less: Weighted-average unvested common shares subject to repurchase	(603)	—	(201)	—

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	1,087	580	834	577

The following outstanding options, convertible preferred stock, restricted preferred stock, common stock subject to repurchase and warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	September 30,
	2004	2003
Convertible preferred stock	15,213	10,409
Restricted preferred stock	146	—
Common stock subject to repurchase	832	—
Options to purchase common stock	3,090	2,183
Warrants to purchase convertible preferred stock	213	336

	19,494	12,928

NOTE 4—Comprehensive Income:

Comprehensive income (loss) generally represents all changes in stockholders’ deficit except those resulting from investments or contributions by stockholders. The Company did not have any components of comprehensive income (loss) that were excluded from the Company’s net loss in any of the periods presented in these condensed financial statements.

NOTE 5—Inventories:

Inventories consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$3,462	$779
Work in process	978	349
Finished goods	1,058	237
Reserves	(797)	(142)

	$4,701	$1,223

NOTE 6—Subsequent Events:

On October 28, 2004, the Company completed an initial public offering of 4.5 million shares of its common stock at $14.00 per share. Additionally, on October 29, 2004, the underwriters exercised their over-allotment option to purchase 675,000 shares at $14.00 per share. Proceeds from the offering after deducting underwriting discounts and commissions but before expenses were $67.4 million.

NOTE 7—Recent Accounting Pronouncements:

In March 2004, the EITF reached a consensus on EITF No. 03-06, “Participating Securities and Two-Class Method under FASB Statement No. 128, Earnings per Share.” EITF No. 03-06 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF No. 03-06 also provides further guidance in applying the two-class method of calculating EPS. EITF No. 03-06 clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The consensus reached on EITF No. 03-06 is effective for fiscal periods beginning after March 31, 2004 and requires restatement of prior period earnings per share amounts to ensure comparability year over year. The adoption of EITF No. 03-06 did not have any impact on the Company’s results of operations or financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying condensed financial statements and footnotes contained in Item 1 of this report to provide an understanding of our results of operations, financial condition, and changes in financial condition. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, plans for growth and future operations, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Factors Affecting Future Operating Results .” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. MD&A is organized as follows:

•	Company description. This section provides a general description and history of our business, including details regarding our organization and customer base and capsule financial information regarding our results of operations

•	Results of operations. This section provides our analysis and outlook for the significant line items on our statements of operations.

•	Stock-based compensation. This section provides the method and financial reporting of our accounting for stock options granted to employees prior to our initial public offering and grants to non-employees.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2004.

•	Recent accounting pronouncements. This section describes the issuance and effects of new accounting pronouncements.

•	Factors affecting future operating results. This section discusses the most significant factors that could affect our future financial results. The factors discussed in this section are in addition to factors that may be described in the MD&A captions discussed above and elsewhere in this report.

Company Description. We design, develop, manufacture and sell medical devices primarily for the treatment of peripheral artery disease. PAD results from the accumulation of plaque in arteries, most commonly occurring in the pelvis and legs. Plaque accumulation, known as atherosclerosis, causes the narrowing of arteries, thereby reducing the flow of oxygenated blood to tissue and organs. Left untreated, PAD increases the risk of heart attack, stroke, amputation or death. Our first product, the SilverHawk Plaque Excision System, is a minimally-invasive catheter system that treats PAD by removing plaque in order to reopen narrowed or blocked arteries. The SilverHawk consists of two primary components, a low profile catheter connected to a battery-driven control unit, both of which are disposable. In June 2003, the U.S. Food and Drug Administration, or FDA, granted us 510(k) clearance to market the SilverHawk in the United States for treatment of atherosclerosis in the peripheral vasculature, which includes arteries outside the heart and brain.

From our inception in 1996 until July 2003, our operations consisted primarily of start-up activities, including developing the SilverHawk, recruiting personnel and raising capital. We received clearance from FDA to market the SilverHawk for treatment of atherosclerosis in the peripheral vasculature in June 2003. In July 2003, we began to build our U.S. direct sales organization and initiated sales of the SilverHawk to several large medical centers in the United States. In January 2004, we commenced full commercial introduction of the SilverHawk in the United States. The SilverHawk is not approved in the United States for use in the coronary or carotid arteries. We received our CE Mark to market the SilverHawk for coronary applications in October 2002 and for peripheral applications in May 2003. We began commercial sales in Europe in November 2002. To date, our sales outside of the United States have been limited, and we expect our international sales to remain limited for the foreseeable future.

We are expanding our direct sales force in the United States to further penetrate the PAD market. We have increased our sales force from 20 employees as of January 1, 2004 to 69 employees as of September 30, 2004, and we expect to continue to grow our sales force. We market the SilverHawk through our direct sales force in the United States primarily to interventional cardiologists, as well as to vascular surgeons and interventional radiologists. We sell the SilverHawk to over 500 hospital customers in the United States. No single customer accounted for more than 5% of our net revenue in the nine months ended September 30, 2004. Reimbursement claims for the SilverHawk procedure are typically submitted by the hospital and physician to Medicare or other third-party payors using established billing codes for atherectomy procedures.

We manufacture the SilverHawk with parts manufactured in-house and components supplied by vendors, which we then assemble, test and package. We offer eight different SilverHawk models, five in the United States and three in Europe, of various catheter diameters and tip lengths to accommodate differing artery sizes and amounts of plaque.

For the nine months ended September 30, 2004, we generated net revenue of $23.9 million and a net loss of $22.4 million. As of September 30, 2004, our accumulated deficit was $66.0 million. We have not been profitable since inception. We expect to continue to incur net losses for the foreseeable future as we expand our sales force and grow our operations. As of September 30, 2004, our cash, cash equivalents and short-term investments balances were $12.6 million. On October 28, 2004, the Company completed an initial public offering of 4.5 million shares of its common stock, additionally, on October 29, 2004, the underwriters exercised their over-allotment option to purchase 675,000 shares. Proceeds from the offering after deducting underwriting discounts and commissions but before expenses were $67.4 million.

Results of Operations

Three Months Ended September 30, 2004 and September 30, 2003

Net Revenue. Net revenue is derived from sales of the SilverHawk. Net revenue was $11.6 million for the three months ended September 30, 2004 as compared to $650,000 for the three months ended September 30, 2003. The increase in net revenue was attributable to an increase in the number of SilverHawk devices sold as well as a 43% increase in the average sales price per unit. The increase in the number of devices sold is primarily attributable to an increase in the number of hospital customers purchasing our devices as we have expanded our sales force and an increase in the number of devices purchased per customer. The increase in the average sales price per unit is attributable to price increases related to the full commercial launch of the SilverHawk in January 2004 and improvements to its design. We expect our net revenue to increase as we continue to expand our sales force to increase penetration of the U.S. PAD market.

Cost of Revenue. Cost of revenue consists primarily of material, labor and overhead costs. Cost of revenue was $7.0 million for the three months ended September 30, 2004 as compared to $1.0 million for the three months ended September 30, 2003. The increase was primarily attributable to the increase in the number of SilverHawk devices sold. As a percentage of net revenue, cost of revenue was 60% in the three months ended September 30, 2004 as compared to 158% in the three months ended September 30, 2003. Primary factors that contributed to the decrease in the cost of revenue as a percentage of net revenue included improved absorption of manufacturing overhead costs associated with increased production volumes, improved purchasing efficiencies for supplies and materials, and improved labor and manufacturing efficiencies, partially offset by an increase in stock-based compensation of $185,000. We expect that cost of revenue as a percentage of net revenue will continue to decrease as we implement cost reduction initiatives and benefit from economies of scale.

Research and Development. Research and development expenses consist primarily of personnel and material costs within our product development, regulatory and clinical organizations and the costs of clinical studies. Research and development expenses were $1.5 million for the three months ended September 30, 2004 as compared to $1.1 million for the three months ended September 30, 2003. The increase was primarily attributable to a $300,000 increase in materials used in product development, a $70,000 increase in stock-based compensation and a $60,000 increase in personnel related costs. As a percentage of net revenue, research and development expenses were 13% in the three months ended September 30, 2004. In future periods, we expect research and development expenses to grow in absolute terms but decrease as a percentage of net revenue as we enhance the capabilities of the SilverHawk and explore new applications and indications for our plaque excision technology platform.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel costs for sales, marketing and administrative personnel, and costs associated with participation in medical conferences, physician symposia and promotional activities. Selling, general and administrative expenses were $10.5 million for the three months ended September 30, 2004 as compared to $1.8 million for the three months ended September 30, 2003. The increase was primarily attributable to a $5.4 million increase in personnel costs related to employment of additional sales and marketing personnel and sales commissions paid, a $1.1 million increase in stock-based compensation and a $650,000 increase in travel and related expenses. As a percentage of net revenue, selling, general and administrative expenses in the three months ended September 30, 2004 were 91%. We expect to incur additional operating costs, such as professional fees and insurance costs, related to the growth of our business and our operations as a public company. We expect selling, general and administrative expenses to increase in absolute terms as we expand our sales and marketing efforts and incur additional administrative costs, but to decrease as a percentage of net revenue as we leverage our existing selling, general and administrative infrastructure.

Interest and Other Income. Interest and other income was $61,000 for the three months ended September 30, 2004 as compared to $41,000 for the three months ended September 30, 2003. The increase in interest and other income is primarily attributable to higher average cash, cash equivalents and short-term investment balances that increased as a result of cash received from financing activities.

Interest and Other Expense. Interest and other expense was $0 for the three months ended September 30, 2004 as compared to $2,000 for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 and September 30, 2003

Net Revenue. Net revenue was $23.9 million for the nine months ended September 30, 2004 as compared to $876,000 for the nine months ended September 30, 2003. The increase in net revenue was attributable to an increase in the number of SilverHawk devices sold as well as a 54% increase in our average sales price per unit. The increase in the number of devices sold is primarily attributable to an increase in the number of hospital customers purchasing our devices as we have expanded our sales force and an increase in the number of devices purchased per customer. The increase in our average sales price per unit is attributable to price increases related to the full commercial launch of the SilverHawk in January 2004 and improvements to the design of our devices.

Cost of Revenue. Cost of revenue was $17.1 million for the nine months ended September 30, 2004 as compared to $2.0 million for the nine months ended September 30, 2003. The increase was primarily attributable to the increase in the number of SilverHawk devices sold. As a percentage of net revenue, cost of revenue was 72% in the nine months ended September 30, 2004 as compared to 229% in the nine months ended September 30, 2003. Primary factors that contributed to the decrease in the cost of revenue as a percentage of net revenue included improved absorption of manufacturing overhead costs associated with increased production volumes, improved purchasing efficiencies for supplies and materials, and improved labor and manufacturing efficiencies, partially offset by an increase in stock-based compensation of $280,000.

Research and Development. Research and development expenses were $4.5 million for the nine months ended September 30, 2004 as compared to $4.6 million in the nine months ended September 30, 2003. The decrease was primarily attributable to a $325,000 decrease in costs related to clinical studies, a $75,000 decrease in facilities and related costs, and a $58,000 decrease in materials used in product development, partially offset by a $230,000 increase in personnel related costs and a $122,000 increase in stock-based compensation. As a percentage of net revenue, research and development expenses were 19% in the nine months ended September 30, 2004.

Selling, General and Administrative. Selling, general and administrative expenses were $24.8 million for the nine months ended September 30, 2004 as compared to $3.7 million for the nine months ended September 30, 2003. The increase was primarily attributable to a $13.7 million increase in personnel costs related to hiring of additional sales and marketing personnel and sales commissions paid, a $2.7 million increase in stock-based compensation and a $1.5 million increase in travel and related expenses. As a percentage of net revenue, selling, general and administrative expenses in the nine months ended September 30, 2004 were 104%.

Interest and Other Income. Interest and other income was $117,000 for the nine months ended September 30, 2004 as compared to $151,000 for the nine months ended September 30, 2003. The decrease in interest and other income is primarily attributable to lower average cash, cash equivalents and short-term investment balances that decreased as a result of cash used to support operations.

Interest and Other Expense. Interest and other expense was $2,000 for the nine months ended September 30, 2004 as compared to $35,000 for the nine months ended September 30, 2003. The decrease in interest and other expense is primarily attributable to the conversion of convertible promissory notes into convertible preferred stock in January 2003.

Beneficial Conversion Feature. The issuance of Series D and Series E convertible preferred stock resulted in a beneficial conversion feature, calculated in accordance with EITF No. 00-27, “Application of Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” to Certain Convertible Instruments,” based on the conversion price and fair value of the common stock on the date of issuance. Accordingly, we recognized $24,000 and $16.0 million as a charge to additional paid-in-capital to account for the deemed dividend on the convertible preferred stock as of the issuance date in 2003 and 2004, respectively. The amount of the deemed dividend related to the beneficial conversion feature was recorded upon issuance of the convertible preferred stock, as the convertible preferred stock can be converted to common stock by the holder at any time.

Stock-Based Compensation

We record deferred stock-based compensation for financial reporting purposes as the difference between the exercise price of options granted to employees and directors and the estimated fair value of our common stock at the time of grant. Deferred stock-based compensation is amortized on a straight-line basis to cost of revenue, research and development expenses and selling, general and administrative expenses. Deferred stock-based compensation recorded through September 30, 2004 was $20.4 million, net of stock option cancellations, with accumulated amortization of $4.2 million. The remaining $16.2 million will be amortized over the vesting periods of the options, generally four years from the date of grant (assuming no additional cancellations). We currently expect to record amortization expense for deferred stock-based compensation as follows:

Period	Amount
Three months ended December 31, 2004	$1.4 million
2005	$5.2 million
2006	$4.9 million
2007	$4.0 million
2008	$0.7 million

Stock-based compensation expenses related to stock options granted to non-employees are recognized as the stock options are earned. The amount of stock-based compensation expenses to be recorded in future periods may decrease if unvested options are cancelled. Our stock-based compensation expenses will fluctuate as the fair market value of our common stock fluctuates. We recorded $308,000 and $146,000 in stock-based compensation expense in the three months ended September 30, 2004 and 2003, and $768,000 and $265,000 in the nine months ended September 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

On October 28, 2004, the Company completed an initial public offering of 4.5 million shares of its common stock. Additionally, on October 29, 2004, the underwriters exercised their over-allotment option of 675,000 shares. Proceeds from the offering after deducting underwriting discounts and commissions but before expenses were $67.4 million. From inception through June 2004, we raised $78.3 million through private sales of convertible preferred stock. As of September 30, 2004, we had $11.1 million of cash and cash equivalents, $1.5 million of short-term investments, and working capital of $15.7 million.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of September 30, 2004 excluding the convertible preferred stock that subsequently converted into common stock upon completion of our initial public offering:

	Payments Due By Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Operating leases	$6,000	$192	$2,503	$1,744	$1,561
Related party consulting agreement	1,392	75	900	417	—
Royalty obligation	90	10	80	—	—

Totals	$7,482	$277	$3,483	$2,161	$1,561

The long-term commitments under operating leases shown above consist of payments related to our real estate leases in Redwood City, California expiring in 2005 and 2011.

In May 2004, we entered into a consulting agreement with the chairman of our board of directors, Dr. John B. Simpson, pursuant to which he provides us with consulting services and is paid $25,000 per month. The term of the agreement is five years unless terminated earlier.

For 2006 and each year thereafter, the quarterly minimum patent royalty obligation equals the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the consumer price index for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the royalty obligation will continue until the expiration of the last to expire patent that covers that licensed product in such country or for a period of 15 years following commercial sales, whichever is longer.

Net Cash Used in Operating Activities. Net cash used in operating activities was $22.8 million for the nine months ended September 30, 2004 compared to $8.5 million for the nine months ended September 30, 2003. For each of these periods, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash allowances and provisions, depreciation and amortization, amortization of deferred stock-based compensation charges and increases in working capital requirements due to increased sales of the SilverHawk.

Net Cash Provided by Investing Activities. Net cash provided by investing activities was $781,000 for the nine months ended September 30, 2004 compared to $3.9 million for the nine months ended September 30, 2003. For each of these periods, net cash provided by investing activities was attributable to sales and maturities of short-term investments, off set by purchases of short-term investments and acquisition of property and equipment.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $30.4 million for the nine months ended September 30, 2004 compared to $8.9 million for the nine months ended September 30, 2003. Net cash provided by financing activity is attributable to proceeds from issuance of convertible preferred stock and issuance of common stock related to stock option exercises.

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

•	revenue generated by sales of the SilverHawk;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	rate of progress and cost of our research and development activities;

•	costs of obtaining and maintaining FDA and other regulatory clearances of the SilverHawk;

•	effects of competing technological and market developments; and

•	number and timing of acquisitions and other strategic transactions.

Off-Balance-Sheet Arrangements. As of September 30, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Summary. We believe that our current cash, cash equivalents and short-term investments, along with the cash we expect to generate from operations and net proceeds from our initial public offering, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash and the net proceeds from this offering are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

We expect to increase capital expenditures consistent with our anticipated growth in manufacturing, infrastructure and personnel. We also may increase our capital expenditures as we expand our product lines or invest to address new markets.

Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on EITF No. 03-06, “Participating Securities and Two-Class Method under FASB Statement No. 128, Earnings per Share.” EITF No. 03-06 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF No. 03-06 also provides further guidance in applying the two-class method of calculating EPS. EITF No. 03-06 clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The consensus reached on EITF No. 03-06 is effective for fiscal periods beginning after March 31, 2004 and requires restatement of prior period earnings per share amounts to ensure comparability year over year. The adoption of EITF No. 03-06 did not have any impact on the Company’s results of operations or financial condition.

Factors Affecting Future Operating Results

We have a limited history of operations and a history of net losses. Our cost of producing and selling goods is high relative to our sales. Consequently, we may not be able to achieve profitability even if we are able to generate significant revenue from sales of the SilverHawk.

We have a limited history of operations upon which you can evaluate our business. In particular, we incurred net losses of $5.4 million in 2001, $8.2 million in 2002, $14.3 million in 2003 and $22.4 million in the nine months ended September 30, 2004. As of September 30, 2004, we had an accumulated deficit of $66.0 million. We commenced full commercial sales of the SilverHawk in January 2004, and our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price.

Our cost of revenue was 174% of our net revenue in 2003 and approximately 72% of our net revenue for the nine months ended September 30, 2004. We expect to continue to have high costs of revenue for the immediate future. In addition, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for the SilverHawk and devote resources to our sales and marketing and research and development activities. If over the long-term we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant revenue from sales of the SilverHawk. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

We depend on a single product, the SilverHawk, which we only recently introduced in the United States. If the SilverHawk fails to gain or loses market acceptance, our business will suffer.

The SilverHawk is our only product, and we are wholly dependent on it. We expect that sales of the SilverHawk in the United States will account for substantially all of our revenue for the foreseeable future. Because of its recent commercial introduction, the SilverHawk has limited product and brand recognition. We do not know if the SilverHawk will be successful over the long term. Market acceptance of the SilverHawk may be hindered if physicians are not presented with compelling data from long-term studies of the safety and efficacy of the SilverHawk compared against alternative procedures, such as angioplasty, stenting or bypass grafting. We have no current plans to conduct such comparative studies. In addition, demand for the SilverHawk may decline or may not increase as quickly as we expect. Failure of the SilverHawk to significantly penetrate current or new markets would negatively impact our business, financial condition and results of operations.

We have no long-term data regarding the safety and efficacy of the SilverHawk. Any long-term data that is generated may not be positive or consistent with our limited short-term data, which would affect the rate at which our device is adopted.

The SilverHawk is a novel product, and our success depends on its acceptance by the medical community as safe and effective. Important factors upon which the efficacy of the SilverHawk will be measured are long-term data on the rate of restenosis, or plaque regrowth following our procedure, and the corresponding duration of patency, or openness of the artery. Because our technology is relatively new in the treatment of PAD, to date there have been four single-center, clinical experiences with limited patient populations that have measured short-term restenosis and patency rates, none of which we conducted. We have not conducted, and do not have any current plans to conduct, studies designed to measure restenosis rates or patency rates after treatment with the SilverHawk. If we decide to conduct such studies in the future, they will be expensive and time consuming. Our TALON registry may produce limited subset data regarding restenosis and patency rates, but such an evaluation is not mandated by the registry protocol. Another important factor that physicians will consider is the rate of reintervention, or retreatment, following the SilverHawk procedure. Our TALON registry is designed to gather reintervention data, but we cannot provide any assurance that the data collected will be compelling to the medical community, because it may not be scientifically meaningful and may not demonstrate that the SilverHawk is an attractive procedure when compared against data from alternative procedures. In addition, the long-term effects of the SilverHawk procedure are not known. We expect one-year reintervention data from a subset of the TALON registry to be available by the third quarter of 2005.

The results of short-term clinical experience of the SilverHawk do not necessarily predict long-term clinical benefit. Restenosis rates usually increase over time, and typically one-year restenosis rates are substantially higher than six-month results. We believe that physicians will compare the rates of long-term restenosis and reintervention for the SilverHawk procedure against alternative procedures, such as angioplasty, stenting and bypass grafting. If the long-term rates of restenosis and reintervention do not meet physicians’ expectations, the SilverHawk may not become widely adopted and physicians may recommend alternative treatments for their patients. Other significant factors that physicians will consider include acute safety data on complications that occur during the SilverHawk procedure. If the results obtained from our TALON registry or any clinical studies or clinical or commercial experience indicate that the SilverHawk is not as safe or effective as other treatment options or as current short-term data would suggest, adoption of our product may suffer and our business would be harmed.

Even if we believe the data collected from clinical studies or clinical experience indicate positive results, each physician’s actual experience with our device will vary. Clinical studies conducted with the SilverHawk, as well as clinical experience recorded in the TALON registry, have involved procedures performed by physicians who are technically-proficient and high-volume users of the SilverHawk. Consequently, both short and long-term results reported in these studies and the TALON registry may be significantly more favorable than typical results of practicing physicians, which could negatively impact rates of adoption of the SilverHawk.

Our ability to market the SilverHawk in the United States is limited to use in peripheral vessels, and if we want to expand our marketing claims, we will need to file for additional FDA clearances or approvals and conduct further clinical trials, which would be expensive and time-consuming and may not be successful.

We have FDA clearance in the United States for treatment of atherosclerosis in the peripheral vasculature. This general clearance restricts our ability to market or advertise the SilverHawk for any specific indication within the peripheral arteries, which limits our ability to market the SilverHawk and could affect our growth. Off-label use of the SilverHawk outside the peripheral vasculature, in coronary and carotid arteries, has occurred and is likely to continue. In addition, off-label use for treatment of in-stent restenosis has occurred and is likely to continue. While off-label uses of medical devices are common and FDA does not regulate physicians’ choice of treatments, FDA does restrict a manufacturer’s communications regarding such off-label use. We may not actively promote or advertise the SilverHawk for off-label uses. In addition, we cannot make comparative claims regarding the use of the SilverHawk against any alternative treatments without conducting head-to-head comparative clinical studies, which would be expensive and time consuming. We do not have any current plans to conduct clinical studies in the near future to evaluate the SilverHawk against any alternative method of treatment. If our promotional activities fail to comply with FDA’s regulations or guidelines, we may be subject to FDA warnings or enforcement action.

If we want to market the SilverHawk in the United States for use in coronary or carotid arteries, we will need to conduct further clinical trials and obtain premarket approval from FDA. We previously began a clinical trial in support of FDA approval for use of the SilverHawk in the coronary arteries. Based on 172 patients treated in this trial, we experienced 37 serious adverse events in treating 28 patients, including 10 perforations, two cases of emergency bypass surgery, three cases of stroke, 14 cases of heart attack and eight patient deaths. We voluntarily halted enrollment so that we could incorporate safety and design improvements into our coronary product. We believe that these serious adverse events resulted from a number of factors, including the patients’ overall poor health, the complexity of treating the bifurcated lesions called for under the trial protocol, and the application of our device in the coronary arteries, which are extremely small and constantly move as the heart beats. FDA may require that we resubmit an application for an Investigational Device Exemption, or IDE, before we can recommence our coronary clinical trial. Such a resubmission could add significant time to the regulatory approval process for the use of the SilverHawk in coronary arteries. If FDA approves our IDE and we recommence a coronary clinical trial with our redesigned product, we do not know whether that trial will be successful. Even if we believe a clinical trial demonstrates promising safety and efficacy data, such results may not be sufficient to obtain FDA approval. Without conducting and successfully completing further clinical studies, our ability to market the SilverHawk will be limited and our revenue expectations may not be realized.

Our future growth depends on physician adoption of the SilverHawk, which requires physicians to change their screening and referral practices.

We believe that we must educate physicians to change their screening and referral practices. For example, although there is a significant correlation between PAD and coronary artery disease, many physicians do not routinely screen for PAD while screening for coronary artery disease. We target our sales efforts to interventional cardiologists and vascular surgeons because they are often the primary care physicians diagnosing and treating both coronary artery disease and PAD. However, the initial point of contact for many patients may be general practitioners, podiatrists, nephrologists or endocrinologists, each of whom commonly treat patients experiencing complications resulting from PAD. If we do not educate referring physicians about PAD in general and the existence of the SilverHawk in particular, they may not refer patients to interventional cardiologists, vascular surgeons or interventional radiologists for the SilverHawk procedure, and those patients may instead be surgically treated or treated with an alternative interventional procedure. If we are not successful in educating physicians about screening for PAD or about referral opportunities, our ability to increase our revenue may be impaired.

If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be adversely affected.

The growth that we have experienced, and in the future may experience, provides challenges to our organization, requiring us to rapidly expand our sales personnel and manufacturing operations and to transition to new enterprise software. Our sales force has increased from 20 employees on January 1, 2004 to 69 employees on September 30, 2004, and we expect to continue to grow our sales force. We are currently in the process of expanding our manufacturing operations significantly. Rapid expansion in personnel means that less experienced people may be producing and selling our product, which could result in unanticipated costs and disruptions to our operations. We recently implemented a new enterprise resource planning software system that is critical to the manufacturing, accounting and financial functions of our company. There are risks inherent in the conversion to a new software system, including potential disruption to our accounting controls and problems achieving accuracy in the conversion of electronic data. If we cannot scale and manage our business appropriately, our anticipated growth may be impaired and our financial results will suffer.

We have limited experience manufacturing the SilverHawk in commercial quantities, which could adversely impact our business.

Because we have only limited experience in manufacturing the SilverHawk in commercial quantities, we may encounter unforeseen situations that would result in delays or shortfalls. For example, in June 2004, we initiated a voluntary recall of two lots of the SilverHawk due to the possibility of improper sterilization at one of two approved sterilization facilities. We may encounter difficulties and delays in manufacturing the SilverHawk for the following additional reasons:

•	we are in the process of significantly expanding our manufacturing operations, and our production processes may have to change to accommodate this growth;

•	key components of the SilverHawk are currently provided by a single supplier or limited number of suppliers, and we do not maintain large inventory levels of these components;

•	we may experience a delay in obtaining validation for our new controlled-environment room at our new manufacturing facility;

•	we have limited experience manufacturing the SilverHawk in compliance with FDA’s Quality System Regulation; and

•	to increase our manufacturing output significantly, we will have to attract and retain qualified employees, who are in short supply, for the assembly and testing operations.

If we are unable to keep up with demand for the SilverHawk, our revenue could be impaired, market acceptance for the SilverHawk could be adversely affected, and our customers might instead purchase our competitors’ products. Our inability to successfully manufacture the SilverHawk would have a material adverse effect on our revenue.

We depend on third-party vendors in our manufacturing operations, making us vulnerable to supply shortages and price fluctuations that could harm our business.

We currently rely on third-party vendors for the manufacture of most of the components used in the SilverHawk. Our reliance on these vendors subjects us to a number of risks that could impact our ability to manufacture our product and harm our business, including:

•	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;

•	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s variation in a component;

•	price fluctuations due to a lack of long-term supply arrangements for key components with our suppliers;

•	inability to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	difficulty identifying and qualifying alternative suppliers for components in a timely manner;

•	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and

•	delays in delivery by our suppliers due to changes in demand from us or their other customers.

Any significant delay or interruption in the supply of components, or our inability to obtain substitute components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and harm our business.

We depend on single and limited source suppliers for some of the SilverHawk components, and if any of those suppliers are unable or unwilling to produce these components or supply them in the quantities that we need, we would experience manufacturing delays as a result.

We rely on single and limited source suppliers for several of our components. For example, we rely on one vendor for our torque shaft, one vendor for the motor for our cutting blade, one vendor for our flex circuit, two vendors for our catheter tip, and two vendors for our carbide cutting blade. There is no alternate supplier that we have identified to manufacture a torque shaft that is comparable to the one we are currently using. These components are critical to the SilverHawk, and there are relatively few, or in some cases no, alternative sources of supply for them. We do not carry a significant inventory of these components. Identifying and qualifying additional or replacement suppliers for any of the components used in the SilverHawk, if required, may not be accomplished quickly or at all and could involve significant additional costs. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components used to manufacture the SilverHawk would limit our ability to manufacture our product and could therefore have a material adverse effect on our business, financial condition and results of operations.

The use, misuse or off-label use of the SilverHawk may result in injuries that lead to product liability suits, which could be costly to our business.

We neither provide training for physicians nor require that physicians be trained in the use of the SilverHawk by a third party because we market primarily to physicians who are skilled in the interventional techniques required to use our device. Although the SilverHawk is cleared by FDA for the treatment of atherosclerosis in the peripheral vasculature, we have indicated through our marketing efforts that certain treatment locations, such as arteries below the knee or above the leg, are not suited for physicians unskilled in endovascular techniques or skilled endovascular physicians with limited experience using the device. There may be increased risk of injury if such physicians attempt SilverHawk procedures in peripheral arteries in these areas of the body. Not requiring training specific to the use of our device in various parts of the body may expose us to greater risk of product liability if injuries occur during the SilverHawk procedure. If demand for the SilverHawk continues to grow, less skilled surgeons will likely use the device, potentially leading to more injury and an increased risk of product liability.

The use or misuse of the SilverHawk in the peripheral and coronary arteries has in the past resulted, and may in the future result, in complications, including damage to the treated artery, internal bleeding, limb loss and death, potentially leading to a product liability claim. The SilverHawk is not FDA-cleared or approved for treatment of carotid arteries, which are arteries leading to the brain, coronary arteries, or in-stent restenosis in the United States. Our sales force does not promote the product for off-label uses, and our U.S. instructions for use specify that the SilverHawk is not intended for use in the coronary arteries or carotid arteries. However, we cannot prevent a physician from using the SilverHawk for these off-label applications. The application of the SilverHawk to coronary arteries, as opposed to peripheral arteries, is more likely to result in complications that have serious consequences. For example, if excised plaque were not captured properly in our device, it could be carried by the bloodstream to a narrower location, blocking a coronary artery, leading to a heart attack, or blocking an artery to the brain, leading to a stroke. We have had three reported incidents of stroke in our halted coronary trial, which may have been caused by excised arterial plaque entering the bloodstream. We continue to sell in the European Union a version of the SilverHawk for use in the coronary arteries that does not incorporate some modifications and product enhancements we have made in later generations of our peripheral device, including an improved catheter shaft that may allow for more precise and stable rotational positioning, a marker that may allow for improved placement of the catheter and cutting blade, and an improved handle and interface designed to provide the user with greater control. We are currently in the process of incorporating these design improvements into the European version of the SilverHawk used in coronary arteries. Until these improvements are available in the European version of the SilverHawk, there could be greater risk of injury with that product. We attempt to mitigate this risk of injury and potential resulting product liability by selling primarily to experienced users and selling only very limited quantities of the device, comprising approximately 3% of all units sold in the nine months ended September 30, 2004, for coronary applications in the European Union. If the SilverHawk is defectively designed, manufactured or labeled, contains defective components or is misused, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us.

We compete against companies that have longer operating histories, more established products and greater resources, which may prevent us from achieving significant market penetration or improved operating results.

We compete against very large and well-known stent and angioplasty device manufacturers, including Abbott Laboratories, Boston Scientific, Cook, Guidant, Johnson & Johnson and Medtronic. We also compete against smaller manufacturers, including, among others: Cryovascular, a manufacturer of angioplasty devices containing a cooling mechanism; ev3, a manufacturer of peripheral vascular stents; Spectranetics, a manufacturer of excimer lasers for the treatment of coronary artery disease and PAD; and Vascular Architects, a manufacturer of stents. There are also several other companies that provide products used by surgeons in peripheral bypass procedures. Other competitors include pharmaceutical companies that manufacture drugs for the treatment of mild to moderate PAD. Many of our competitors have significantly greater financial and human capital resources than we do and have established reputations, as well as worldwide distribution channels that are more effective than ours. Competition with these companies could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

Our ability to compete effectively depends on our ability to distinguish our company and the SilverHawk from our competitors and their products, and includes such factors as:

•	the SilverHawk’s ability to treat PAD safely and effectively;

•	predictable clinical performance;

•	ease of use;

•	price;

•	adequate third-party reimbursement; and

•	brand and name recognition.

Our competitors with greater financial resources could acquire other companies to gain enhanced name recognition and market share, as well as new technologies or products that could effectively compete with our existing product, which may cause our revenue to decline and would harm our business.

Our ability to compete also depends on our ability to innovate successfully. If our competitors can compete directly against us or demonstrate the safety and efficacy of other methods of treating PAD, our revenue may decline.

The market for medical devices is highly competitive, dynamic, and marked by rapid and substantial technological development and product innovations. There are few barriers that would prevent new entrants or existing competitors from developing products that compete directly with ours. Demand for the SilverHawk could be diminished by equivalent or superior products and technologies offered by competitors. For example, drug-eluting stents have been developed for treating coronary artery disease and have been rapidly adopted. Cook and Johnson & Johnson are each currently conducting clinical trials for the use of drug-eluting stents in the peripheral vasculature, which if successful may impact future SilverHawk sales. If we are unable to innovate successfully, the SilverHawk could become obsolete, and our revenue would decline as our customers purchase our competitors’ products.

We may in the future be a party to patent litigation and administrative proceedings that could be costly and could interfere with our ability to sell the SilverHawk.

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. We may become a party to patent infringement claims and litigation or interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions. The defense and prosecution of these matters are both costly and time consuming. Additionally, we may need to commence proceedings against others to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. These proceedings would result in substantial expense to us and significant diversion of effort by our technical and management personnel.

An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities or injunctions which would require us to seek licenses. In addition, if we are found to willfully infringe third-party patents, we could be required to pay treble damages in addition to other penalties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may not be able to redesign the SilverHawk to avoid infringement. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling the SilverHawk, which would have a significant adverse impact on our business.

We are aware of patents held by Guidant that may be asserted against us in litigation that could be costly and could limit our ability to sell the SilverHawk.

We are aware of patent families related to catheter positioning and atherectomy, or plaque removal, owned or licensed by Guidant. With regard to atherectomy patents, one of our founders, Dr. John Simpson, founded a company prior to founding our company that developed an atherectomy device that is currently sold by Guidant, and he is a listed inventor on several patents covering that device. Those patents are now held by Guidant. Guidant’s device is currently marketed and sold for use in coronary arteries. We are not currently aware of any claims Guidant has made or intends to make against us. Because of a doctrine known as “assignor estoppel,” if any of Dr. Simpson’s earlier patents are asserted against us by Guidant, we may be prevented from asserting an invalidity defense regarding those patents, and our defense may be compromised. Guidant has significantly greater financial resources than we do to pursue patent litigation and can assert these patent families against us at any time. Adverse determinations in such litigation could prevent us from manufacturing or selling the SilverHawk, which would have a significant adverse impact on our business.

Intellectual property rights may not provide adequate protection, which may permit third parties to compete against us more effectively.

We rely on patents, trade secret laws and confidentiality agreements to protect our technology and products. Our pending patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we have obtained or will obtain in the future might be invalidated or circumvented by third parties. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States. To the extent our intellectual property protection is incomplete, we are exposed to a greater risk of direct competition. In addition, competitors could purchase a SilverHawk device and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. If our intellectual property is not adequately protected against competitors’ products and methods, our competitive position could be adversely affected, as could our business.

If we fail to obtain and maintain necessary regulatory clearances or approvals for the SilverHawk, or if clearances or approvals for future products and indications are delayed or not issued, our commercial operations would be harmed.

The SilverHawk is a medical device that is subject to extensive regulation by FDA in the United States and by regulatory agencies in other countries where we do business. Government regulations specific to medical devices are wide-ranging and govern, among other things:

•	product design, development and manufacture;

•	product safety, testing, labeling and storage;

•	premarketing clearance or approval;

•	record keeping procedures;

•	product marketing, sales and distribution; and

•	post-marketing surveillance, reporting of deaths or serious injuries and medical device reporting.

Before a new medical device or a new use of, or claim for, an existing product can be marketed in the United States, a company must first apply for and receive either 510(k) clearance or premarketing approval from FDA, unless an exemption applies. Either process can be expensive, lengthy and unpredictable. Although we have obtained 510(k) clearance to market the SilverHawk for treatment of atherosclerosis in the peripheral vasculature, our clearance can be revoked if safety or efficacy problems develop. We voluntarily suspended our U.S. clinical trial for the use of the SilverHawk in coronary arteries. To market the SilverHawk in the United States for this use, we must successfully complete a clinical trial, submit a premarket approval application to FDA and obtain premarket approval. Therefore, even if we believe we have successfully developed the SilverHawk for use in the coronary arteries, we may not be permitted to market our device for this indication in the United States for a number of years, if at all. Delays in obtaining approval could adversely affect our future growth.

We are also subject to medical device reporting regulations that require us to report to FDA if our product causes or contributes to a death or serious injury or malfunctions. As of September 30, 2004, FDA had received eight medical device reports regarding the SilverHawk procedure, which included two deaths with no device implications, three stent and device interactions requiring surgery, one tip delamination, one tip detachment requiring surgical retrieval and one iliac perforation repaired surgically. The identification or increased frequency of serious safety risks could result in product recall or withdrawal of our clearance or approval.

FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by FDA or state agencies, which may include any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;

•	withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•	criminal prosecution.

If any of these events were to occur, our business and financial condition would be harmed.

Modifications to the SilverHawk may require new 510(k) clearances or premarket approvals or may require us to recall or cease marketing the SilverHawk until clearances are obtained.

Modifications to the SilverHawk may require new 510(k) clearances or premarket approvals or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance; however, FDA can review a manufacturer’s decision. Any modification to an FDA-cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, the SilverHawk in a timely fashion, or at all. Delays in obtaining required future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. We have made modifications to the SilverHawk in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the SilverHawk as modified, which could harm our operating results and require us to redesign the SilverHawk. In these circumstances, we may be subject to significant enforcement actions.

If we or our suppliers fail to comply with FDA’s Quality System Regulation, our manufacturing operations could be delayed and SilverHawk sales could suffer.

Our manufacturing processes and those of our suppliers are required to comply with FDA’s Quality System Regulation, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of the SilverHawk. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic inspections by governmental agencies, including FDA, state authorities and comparable agencies in other countries. We were recently inspected by FDA, and two minor observations were noted. We corrected the observations, and they were verified by FDA. If we fail a Quality System inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse Quality System inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenue to decline.

The SilverHawk has been and may in the future be subject to product recalls that could harm our reputation.

FDA and similar governmental authorities in other countries have the authority to require the recall of commercialized products in the event of material regulatory deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design or labeling defects. In June 2004, we initiated a voluntary recall of two lots of the SilverHawk due to the possibility of improper sterilization. Thirty-eight of 127 affected devices were used in procedures on patients. While no adverse events were reported 30 days after these procedures, we have been unable to determine whether the devices we recalled were contaminated or whether the laboratory that initially tested the recalled devices incorrectly concluded that the units were not sterile. We continue to use both the testing facility and sterilization facility involved in the recall. We have not received a formal closure notice from the FDA regarding the recall. Additional recalls of the SilverHawk would divert managerial and financial resources, harm our reputation with customers and have an adverse effect on our financial condition and results of operations. A recall announcement would negatively affect our stock price.

Changes in coverage and reimbursement for procedures using the SilverHawk could affect the adoption of the SilverHawk and our future revenue.

Currently, the SilverHawk procedure is typically reimbursed by third-party payors, including Medicare and private healthcare insurance companies, under existing atherectomy codes. These payors may adversely change their coverage and reimbursement policies, as well as payment amounts. Also, healthcare reform legislation or regulation may be proposed or enacted in the future, which may adversely affect such policies and amounts. We cannot predict whether and to what extent existing coverage and reimbursement will continue to be available. If physicians, hospitals and other providers are unable to obtain adequate coverage and reimbursement for the SilverHawk procedure, they are less likely to use it and our business would be adversely impacted.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and regulations and, if we are unable to fully comply with such laws, could face substantial penalties.

Our operations may be directly or indirectly affected by various broad state and federal healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, which prohibit any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing or arranging for an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. If our past or present operations, including our consulting arrangements with physicians who use our product, are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. If enforcement action were to occur, our business and financial condition would be harmed.

The expense and potential unavailability of insurance coverage for our company or our customers could adversely affect our ability to sell the SilverHawk, which would harm our business.

We may not have sufficient insurance coverage for future product liability claims. We may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, harm our reputation in the industry and reduce product sales. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and adversely affecting our financial condition and operating results.

Some of our customers and prospective customers may have difficulty in procuring or maintaining liability insurance to cover their operation and use of the SilverHawk. Medical malpractice carriers are withdrawing coverage in certain states or substantially increasing premiums. If this trend continues or worsens, our customers may discontinue using the SilverHawk and potential customers may opt against purchasing the SilverHawk due to the cost or inability to procure insurance coverage.

We depend on skilled and experienced personnel to operate our business effectively. If we are unable to recruit, hire and retain these employees, our ability to manage and expand our business will be harmed, which would impair our future revenue and profitability.

Our success largely depends on the skills, experience and efforts of our officers and other key employees. Any of our officers and other key employees may terminate their employment at any time. The loss of any of our senior management team could harm our business. Our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We may not be able to meet our future hiring needs or retain existing personnel. We will face particularly significant challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees. Failure to attract and retain personnel, particularly technical and sales and marketing personnel, would harm our ability to compete effectively and grow our business. The announcement of the loss of one of our key employees could negatively affect our stock price.

Compliance with environmental laws and regulations could be expensive. Failure to comply with environmental laws and regulations could subject us to significant liability.

Our manufacturing operations involve the use of hazardous substances and are subject to a variety of federal, state and local environmental laws and regulations relating to the storage, use, discharge, disposal, remediation of, and human exposure to, hazardous substances. Our research and development and manufacturing operations produce biological waste materials, such as human and animal tissue, and waste solvents, such as isopropyl alcohol. These operations are permitted by regulatory authorities, and the resultant waste materials are disposed of in material compliance with environmental laws and regulations. Compliance with these laws and regulations may be expensive and non-compliance could result in substantial liabilities. In addition, our manufacturing operations may result in the release, discharge, emission or disposal of hazardous substances that could cause us to incur substantial liabilities, including costs for investigation and remediation. Our leased Bay Road facility was formerly occupied by Rohm & Haas and Occidental Chemical Company and contains residual contamination in soil and groundwater from these past industrial operations. Rohm & Haas and Occidental Chemical Company previously performed soil remediation on the property under the supervision of the California Regional Water Quality Control Board. Rohm & Haas has indemnified the owner of the Bay Road facility and its tenants against costs associated with the residual contamination, but there can be no assurance that this indemnification will be adequate to cover the extent of the liability. Environmental laws and regulations could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We cannot assure you that violations of these laws and regulations will not occur in the future or have not occurred in the past as a result of human error, accidents, equipment failure or other causes. The expense associated with environmental regulation and remediation could harm our financial condition and operating results.

To market and sell the SilverHawk internationally, we depend on distributors, and they may not be successful.

For the quarter ended September 30, 2004, we derived approximately one percent of our net revenue from international sales. International sales as a percentage of net revenue may decrease in the near term as we focus our efforts on the sale of the SilverHawk in the United States. We currently depend on third-party distributors to sell the SilverHawk internationally, and if these distributors underperform, we may be unable to increase or maintain our level of international revenue. Over the long term, we intend to grow our business internationally, and to do so we will need to attract additional distributors to expand the territories in which we sell the SilverHawk. Distributors may not commit the necessary resources to market and sell the SilverHawk to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize expected long-term international revenue growth.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our directors, officers and principal stockholders each holding more than 5% of our common stock collectively will control approximately 50.0% of our outstanding common stock, assuming the exercise of all options and warrants held by such persons. As a result, these stockholders, if they act together, would be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

Anti-takeover provisions in our amended and restated certificate of incorporation and bylaws and Delaware law could discourage a takeover.

Our amended and restated certificate of incorporation and bylaws and Delaware law contain provisions that might enable our management to resist a takeover. These provisions include:

•	a classified board of directors;

•	advance notice requirements to stockholders for matters to be brought at stockholder meetings;

•	a supermajority stockholder vote requirement for amending certain provisions of our amended and restated certificate of incorporation and bylaws; and

•	the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer.

These provisions might discourage, delay or prevent a change in control of our company or a change in our management. The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

The cost of public company compliance with the securities laws and regulations is substantial and recently enacted and proposed changes to these laws and regulations will further increase our general and administrative expenses.

The cost of complying with the reporting requirement under the Securities and Exchange Act of 1934 are substantial. In addition, the Sarbanes-Oxley Act of 2002 along with other recent and proposed rules from the SEC and Nasdaq have required further legal and financial compliance costs, and make some corporate actions more difficult. For example, compliance with the internal control requirements of Sarbanes-Oxley Section 404 will require the commitment of significant resources to document and review the adequacy of our internal controls. While we plan to expend significant resources in developing the required documentation and testing procedures required by Section 404, we can provide no assurance as to conclusions by our external auditors with respect to the effectiveness of our internal controls over financial reporting. If we are unable to comply with the requirements of Section 404, our external auditors may not be able to provide an unqualified opinion on the effectiveness of our internal controls, which could cause the market price of our stock to decline.

In addition, the changes in securities laws and regulations may make it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments also could make it more difficult for us to attract and retain qualified executive officers and members of our Board of Directors, particularly with regard to our audit committee.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends will depend on our earnings, capital requirements, financial condition, prospects and other factors our board of directors may deem relevant. If we do not pay dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

If we make acquisitions or divestitures, we could encounter difficulties that harm our business.

We may acquire companies, products or technologies that we believe to be complementary to the present or future direction of our business. If we engage in such acquisitions, we may have difficulty integrating the acquired personnel, financials, operations, products or technologies. Acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees and increase our expenses, which could harm our business. If we use our common stock to acquire companies, products or technologies, it may substantially dilute the percentage of the company held by stockholders who own securities prior to the acquisition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at September 30, 2004 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of high quality corporate issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our investments is 12 months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

We have operated mainly in the United States, and 99% and 75% our sales were made in U.S. dollars for the nine months ended September 30, 2004 and 2003, respectively. To date, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us, is made known to them, particularly during the period in which this report was prepared, in order to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not presently party to any material litigation.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

We registered the initial public offering of our common stock, par value $0.001 per share, on a Registration Statement on Form S-1, as amended, (Registration No. 333-118191), which was declared effective on October 27, 2004. On October 28, 2004, we completed the initial public offering of our common stock by selling 4.5 million shares at $14.00 per share. Additionally, on October 29, 2004, the underwriters exercised their over-allotment option to purchase 675,000 shares at $14.00 per share. Proceeds from the offering after deducting underwriting discounts and commissions of $5.1 million, but before expenses were $67.4 million. The managing underwriters of the offering were J.P. Morgan Securities Inc., Piper Jaffray & Co., Thomas Weisel Partners, LLC and William Blair & Company, LLC. From the time of receipt on November 2, 2004, we have applied the net proceeds from this offering toward working capital.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external accountants. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of PricewaterhouseCoopers LLP for the following non-audit services: (1) tax matter consultations concerning foreign, U.S. federal and state taxes; and (2) the preparation of federal and state income tax returns.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number	Description

3.2*	Amended and Restated Certificate of Incorporation.

3.4*	Bylaws.

4.2	Amended and Restated Specimen Common Stock certificate.

10.1*	Form of Indemnification Agreement for directors and executive officers.

10.2*	1997 Stock Plan.

10.3*	2004 Equity Incentive Plan.

10.4*	2004 Employee Stock Purchase Plan.

10.5*	2004 Preferred Stock Plan.

10.6*	Amended and Restated Investors’ Rights Agreement, dated February 24, 2004, by and among the Registrant and certain stockholders.

Exhibit Number	Description

10.7*	First Amendment to Amended and Restated Investors’ Rights Agreement, dated May 21, 2004, by and among the Registrant and certain stockholders.

10.8*	Sublease Agreement, dated June 30, 2000, by and between the Registrant and Perclose, Inc. for office space located at 300 Saginaw Drive, Redwood City, California.

10.9*	First Amendment to Sublease Agreement, dated September 17, 2002, by and between the Registrant and Perclose, Inc.

10.10*	Office Building Lease, dated May 3, 2004, by and between the Registrant and Woodside Technology Center, LLC for office space located at 740 Bay Road, Redwood City, California.

10.11†*	Master License Agreement dated August 24, 1999, by and between the Registrant and Surmodics, Inc., as amended.

10.12*	Consulting Agreement dated May 21, 2004, by and between the Registrant and John B. Simpson.

10.13*	Second Amendment to Amended and Restated Investors’ Rights Agreement, dated October 25, 2004, by and among the Registrant and certain stockholders.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-118191), which was declared effective on October 27, 2004.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

(b) Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FoxHollow Technologies, Inc.

Date: December 6, 2004	By:	/s/ ROBERT W. THOMAS
Robert W. Thomas President and Chief Executive Officer and Director (Principal Executive Officer)

Date: December 6, 2004	By:	/s/ MATTHEW B. FERGUSON
Matthew B. Ferguson Chief Financial Officer
(Principal Accounting and Financial Officer)