Form 10-K
period 2004-12-31
FOXHOLLOW TECHNOLOGIES, INC.
filed 2005-03-28
CIK 1217688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50998

FOXHOLLOW TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3252085
(State of incorporation)	(I.R.S. Employer Identification No.)

740 Bay Road

Redwood City, California 94063-2469

(Address of principal executive offices, including Zip Code)

(650) 421-8400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock,             $0.001 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 2004 (which is the last business day of registrant’s most recently completed fourth fiscal quarter), as reported on the Nasdaq National Market was approximately $244.2 million. We were not a reporting company as of June 30, 2004. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 1, 2005, the Registrant had 23,017,979 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

FOXHOLLOW TECHNOLOGIES, INC.

FISCAL YEAR 2004 FORM 10-K ANNUAL REPORT

PART 1

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning the following: our intentions, beliefs and expectations regarding our future success and results; the timing and success of our clinical trials and regulatory submissions; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements; our operating results; our expectations regarding our revenues and customers; and our distributors and territorial expansion efforts. Forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

ITEM 1.	BUSINESS

Overview

We design, develop, manufacture and sell medical devices primarily for the treatment of peripheral artery disease. PAD results from the accumulation of plaque in arteries, most commonly occurring in the pelvis and legs. Plaque accumulation, known as atherosclerosis, causes the narrowing of arteries, thereby reducing the flow of oxygenated blood to tissue and organs. Left untreated, PAD increases the risk of heart attack, stroke, amputation or death. Our first product, the SilverHawk Plaque Excision System, is a minimally-invasive, disposable catheter system that treats PAD by removing plaque in order to reopen narrowed or blocked arteries. In June 2003, FDA granted us 510(k) clearance to market the SilverHawk in the United States for treatment of atherosclerosis in the peripheral vasculature. We commenced full commercial introduction of the SilverHawk in the United States in January 2004.

PAD affects approximately 12 million people in the United States. PAD becomes more common with age and affects approximately 20% of the U.S. population over 70. Growth in the prevalence of diabetes and obesity, which are risk factors for PAD, is also contributing to an increase in the prevalence of PAD. PAD is currently underdiagnosed and undertreated. There are approximately 2.5 million people in the United States diagnosed with PAD. We believe that several factors are contributing to a growing diagnosed patient population, including increasing public and physician awareness, evolving physician practice patterns, and increasing diagnostic screening for PAD. Treatment for the approximately 2.5 million people in the United States diagnosed with PAD depends on the severity of the disease. Physicians typically treat patients with mild to moderate PAD through non-invasive management, including lifestyle changes and drug treatment, and, if symptoms worsen, they may recommend interventional procedures, including angioplasty and stenting, or surgical procedures, including bypass grafting and amputation.

The SilverHawk represents a new approach to the treatment of PAD that we believe offers significant benefits. Unlike most treatments for PAD that leave plaque behind, the SilverHawk is designed for removal of plaque from artery walls with minimal vascular trauma. Use of the SilverHawk does not involve stretching of the artery walls that can lead to dissection or perforation.

We market the SilverHawk through our direct sales force in the United States primarily to interventional cardiologists, as well as to vascular surgeons and interventional radiologists. Reimbursement claims for the SilverHawk procedure are typically submitted by the hospital and physician to Medicare or other third-party payors using established billing codes for atherectomy procedures. We were incorporated in Delaware in September 1996 as ArterRx, Inc. We changed our name to FoxHollow Technologies, Inc. in October 1996. For the year ended December 31, 2004, we sold over 19,000 devices, and ended the year with more than 500 current hospital customers in the United States.

Industry Background

Cardiovascular Disease

Cardiovascular disease refers to diseases of the heart and blood vessels located throughout the body. The most common cause of cardiovascular disease is atherosclerosis, or “hardening of the arteries.” Atherosclerosis is a complex, progressive and degenerative condition resulting from the build-up of cholesterol and other obstructive materials, known as plaque, on the walls of arteries. The accumulation of plaque narrows the interior of arteries, thereby reducing blood flow. In addition, plaque may rupture and trigger a blood clot that can further narrow or block an artery. A significant reduction in blood flow can deprive tissue and organs of oxygen that may lead to tissue damage, stroke or heart attack.

Plaque occurs in several different forms and may be located throughout the arterial system. Plaque varies in composition, with portions that are hard and brittle, referred to as calcified plaque, and other portions that are fatty or fibrous. Plaque lesions can be long or short, focused or diffuse and can form in all types of arteries, including straight or curved arteries of varying diameters. Atherosclerosis in the arteries that supply the heart muscle with blood causes coronary artery disease, and atherosclerosis outside of the heart and brain causes PAD.

Peripheral Artery Disease

PAD, also known as peripheral vascular disease, is most common in the arteries of the pelvis and legs. The legs receive their supply of blood through the femoral arteries, which originate at the groin. The superficial femoral artery, or SFA, extends from the upper thigh to the knee. At the knee, the SFA becomes the popliteal artery, which branches into arteries that supply blood to the lower leg and foot. Arteries above the knee are generally long, straight and relatively wide, while arteries below the knee are shorter and branch into arteries that are progressively smaller in diameter.

Plaque build-up in the leg arteries reduces blood flow to the surrounding tissue, causing claudication, the most common early symptom of PAD. Claudication refers to pain, cramping or tiredness in the leg or hip muscles while walking. Symptoms may progress to include numbness, tingling or weakness in the leg and, in severe cases, burning or aching pain in the foot or toes while resting.

As PAD progresses, additional signs and symptoms occur, including loss of hair on the legs, cooling or color changes in the skin of the legs or feet, and sores on the legs and feet that do not heal. If untreated, PAD may lead to critical limb ischemia, or CLI, a condition where there is not enough oxygenated blood being delivered to the limb to keep the tissue alive. As reported in Endovascular Today in February 2004, up to 30% of the people diagnosed with PAD suffer from CLI. If untreated, CLI often leads to large non-healing ulcers, infections, gangrene and eventually limb amputation or death.

Primary risk factors associated with PAD are diabetes and smoking. Other significant risk factors include advanced age, high cholesterol, high blood pressure, obesity and physical inactivity. A family history of cardiovascular disease may also put individuals at higher risk for PAD. According to the Clinical Cardiology Review in 2002, 40% of people with coronary artery disease also suffer from PAD.

Market Overview

PAD affects approximately 12 million people in the United States, according to the December 2003 American Diabetes Association Consensus Statement. PAD becomes more common with age and, according to the American Heart Association, affects approximately 20% of the U.S. population over 70. Those with diabetes or who are obese are at increased risk of PAD. In 2002, the ADA estimated that there were 18 million U.S. adults with diabetes, with approximately 1.3 million new cases of diabetes diagnosed each year. According to the Centers for Disease Control, there were over 44 million obese adults in the United States in 2001, which reflects a 74% increase since 1991. These demographic trends are contributing to an increase in the prevalence of PAD.

Of the PAD population, there are only approximately 2.5 million people diagnosed in the United States, according to the Society of Interventional Radiology. Underdiagnosis is due in large part to the fact that over one-half of the PAD population does not display symptoms of the disease. In addition, others dismiss their symptoms as part of the normal aging process or attribute them to another cause. Approximately one-third of those with PAD have claudication, according to the ADA Consensus Statement. As PAD worsens, patients may eventually develop CLI. We believe approximately 750,000 people in the United States suffer from CLI. We believe that the following factors are contributing to a growing diagnosed PAD patient population:

•	Increased Awareness. Recent emphasis on PAD education from medical associations, insurance companies and online medical communities, as well as publication in medical journals such as the 2001 PARTNERS study in the Journal of the American Medical Association, is increasing public and physician awareness of PAD risk factors, symptoms and treatment options. The “Legs for Life” campaign screens more than 40,000 people for PAD each year, of which nearly 29% are at moderate to high risk of lower extremity PAD. The ADA recommends that all diabetics over the age of 50 be screened for PAD.

•	Evolving Physician Practice Patterns. Given that many patients with coronary artery disease also have PAD, we believe that interventional cardiologists and vascular surgeons are increasingly screening patients for both diseases. As a consequence, we believe that physicians are diagnosing more cases of PAD. In addition, heightened awareness of PAD, its symptoms and treatment options is leading to increased referrals from general practitioners, podiatrists who treat patients with pain and lesions in the feet that may be caused by PAD, and nephrologists and endocrinologists, who treat diabetics often experiencing complications resulting from PAD.

•	Increased PAD Screening. The PARTNERS study advocated increased PAD screening by primary care physicians using an ankle-brachial index, or ABI, a simple technique that compares blood pressure in a patient’s foot to blood pressure in the patient’s arm to determine how well blood is flowing to the foot. In addition to the ABI, physicians are increasingly using established techniques, such as angiography and ultrasound, to either diagnose or confirm diagnosis of PAD.

Conventional Means of Treatment and Their Limitations

Treatment for the approximately 2.5 million people in the United States diagnosed with PAD depends on the severity of the disease. Physicians typically treat patients with mild to moderate PAD through non-invasive management, including lifestyle changes and drug treatment, and, if symptoms worsen, may recommend interventional or surgical procedures. Some patients who initially are diagnosed with severe PAD are treated immediately through interventional or surgical procedures.

Non-Invasive Management

Approximately 2.1 million cases of diagnosed PAD in the United States are considered mild to moderate, according to the Society of Interventional Radiology. For this population, lifestyle changes and drug treatment may slow or reverse the progression of PAD. Lifestyle changes include improving diet, exercising regularly and quitting smoking. Although these adjustments can be effective, many people are unable to maintain this new lifestyle. In addition to lifestyle changes, physicians often prescribe medications that increase blood flow but do not treat the underlying obstruction. Pletal, the most commonly prescribed medication for claudication, cannot be taken if the patient also has heart disease, which often exists in PAD patients. In addition, doctors often prescribe cholesterol-lowering drugs and drugs for high blood pressure. Patients generally need to take the prescribed drugs for the rest of their lives. According to the American Academy of Family Physicians, 20% to 30% of patients who are non-invasively managed for claudication develop more severe symptoms that require intervention.

Interventional Procedures

When PAD progresses beyond claudication, physicians may advise intervention, often beginning with minimally-invasive procedures. Based on publicly available information, we believe that there were approximately 400,000 endovascular procedures for the treatment of PAD in 2000, and that the number of procedures is growing annually. Angioplasty and stenting are the most commonly performed minimally-invasive interventional treatments.

•	Angioplasty. In angioplasty, a catheter with a balloon tip is inserted into the blocked or narrowed part of the artery over a previously positioned guide wire that directs the catheter to the affected area. The balloon is then inflated, compressing the plaque and stretching the artery wall. No plaque is removed. Angioplasty generally has lower success rates treating arterial obstructions that are longer than four to six centimeters. Accordingly, stand-alone angioplasty has had limited success in the large arteries of the legs because many of the affected arteries have diseased segments that are longer than four to six centimeters. In addition, angioplasty is not well suited to treat highly calcified lesions, lesions concentrated on one side of the artery wall, or lesions that occur at bifurcations, all common manifestations of PAD in the leg. Angioplasty is also not well suited to treat lesions below the knee, because the arteries are small, diffusely diseased, and less tolerant of dissections than larger arteries.

There are several complications associated with the use of angioplasty in the peripheral arteries. The inflation of the balloon stretches the artery walls, which may result in dissections. Additionally, lesions from the superficial femoral artery, or SFA, through the popliteal arteries treated with angioplasty only remain open, or patent, in approximately 60% of all cases one year following the procedure, according to a 2000 Transatlantic Inter-Society Consensus study, or TASC. The TASC study also noted that complications occurred in roughly 10% of all angioplasty procedures with approximately half resulting in major complications, leading to more intensive care, prolonged hospitalization, permanent adverse injury or death.

•	Stenting. Stenting is performed in tandem with angioplasty in the majority of interventional procedures. Stents are tubular frames, generally made of metal that are positioned within a lesion, expanded into position and left in the artery to prevent the artery from collapsing. According to Frost & Sullivan, an industry research group, there were approximately 194,000 peripheral stent procedures performed in the United States in 2002.

Use of stents in the legs has been problematic due to restenosis and stent-fracture rates. Lesions treated with bare metal stents only remain patent in approximately two-thirds of all cases one year following the procedure, according to the TASC study. Longer lesions treated with stents close up, or restenose, more frequently than shorter lesions, which makes stents less effective for use in leg arteries than in coronary arteries since leg lesions typically are longer. Additionally, stents tend to fracture due to the torquing, bumping and stretching of arteries caused by leg movement. In cases where restenosis occurs within the stent, physicians are left with limited treatment alternatives because there are no approved treatments for peripheral in-stent restenosis.

•	Other Interventional Treatments. Other PAD interventional treatments include: laser therapy, which uses a laser to reduce plaque to relatively small particles; drug-eluting stents, where a stent is coated with a slow-to-moderate release drug formulation intended to reduce restenosis; and vascular cryotherapy, where an angioplasty balloon is inflated with nitrous oxide in an attempt to reduce inflammation caused by treatment of the lesion. In the case of laser therapy, the process usually only creates narrow openings in the artery and typically must be used in conjunction with other therapies, such as angioplasty or stenting. Drug-eluting stents are currently under investigation for peripheral use in the United States. Vascular cryotherapy was commercially launched in 2003 and its effectiveness has not been validated. Other interventional devices include cutting balloons and rotoblators, which have limited application and are used infrequently.

Surgical Procedures

Surgery is used when non-invasive management or interventional procedures have failed or if the patient is diagnosed when PAD has progressed to an advanced state.

•	Bypass Surgery. In bypass surgery, the surgeon reroutes blood around a lesion using a vessel from another part of the body or a tube made of synthetic fabric. Bypass surgery is not advisable for some patients because of the inherent risks of surgery, the symptoms are not deemed to be critical enough to warrant such an intervention, or the existence of other diseases. Bypass surgery has a high risk of procedure-related complications from blood loss, post-procedural infection or reaction to general anesthesia and may require patients to remain hospitalized for several days. Despite these limitations, bypass surgery below the knee remains the most widely practiced method of improving blood flow to a threatened limb and accounts for 75% of all leg procedures in patients with diabetes, according to the American Diabetes Association, or ADA, Consensus Statement. Based on publicly available information, we believe that there were approximately 145,000 peripheral bypass procedures in the United States in 2000.

•	Endarterectomy. Endarterectomy involves the surgical removal of plaque. While endarterectomy is sometimes used, the procedure is highly invasive and subjects the patient to the same procedural risks and complications as bypass surgery. Endarterectomy is rarely used below the knee because the arteries below the knee are generally too small to accommodate the procedure.

•	Amputation. If critical limb ischemia, or CLI, progresses to an advanced state, physicians may amputate all or a portion of the limb. According to the ADA Consensus Statement, within six months of the onset of CLI, 30% of patients require amputation. The ADA Consensus Statement also notes that approximately half of all patients with CLI in one leg will also develop it in the other leg. PAD results in approximately 150,000 amputations per year in the United States.

The FoxHollow Solution—The SilverHawk Plaque Excision System

Our SilverHawk Plaque Excision System represents a new approach to the treatment of PAD that we believe offers significant benefits. The SilverHawk is a minimally-invasive, single-use catheter system designed for rapid removal of plaque from artery walls with minimal vascular trauma. We believe that the principal benefits of the SilverHawk are:

•	Safety. The SilverHawk is designed not to stretch or damage the artery walls, which can lead to dissection or perforation. We believe that the safety of the SilverHawk measured by low rates of perforation and dissection is supported by results from the treatment of 1,047 lesions in 505 patients recorded in our TALON registry. As of December 31, 2004, there were dissections and perforations in less than 5% and 1%, respectively, of these lesions. The SilverHawk procedure is minimally-invasive and typically performed under local anesthesia; therefore, it does not have many of the risks associated with more invasive surgeries and general anesthesia. We have not conducted, and do not have any current plans to conduct, studies designed to measure the comparative safety of the SilverHawk against alternative procedures, such as angioplasty, stenting or bypass grafting.

•	Efficacy. Unlike most treatments for PAD that leave plaque behind, the SilverHawk removes plaque. The SilverHawk has removed over 700 milligrams of plaque in a single procedure, with an average of approximately 100 milligrams per procedure. We believe that excising plaque without causing stretch injury to the artery wall may minimize restenosis and the need for reintervention. We also believe that the efficacy of the SilverHawk, measured by low six-month restenosis rates is supported by the results of two single site studies as well as our TALON registry. Furthermore, one single site study recently reported a favorable reintervention rate at 12 months. Restenosis and reintervention rates usually increase over time, and generally one-year rates will be significantly higher than six-month rates, and two-year rates will be higher than one-year rates. We have not conducted, and do not have any current plans to conduct, studies directly comparing the safety and efficacy of the SilverHawk to alternative procedures, such as angioplasty, stenting or bypass grafting. See “—Clinical Studies—Postmarketing Studies—Single Center Clinical Experience.”

•	Treats Difficult to Treat Lesions. The SilverHawk enables physicians to remove plaque from long, calcified and bifurcated lesions in a wide variety of locations, including arteries below the knee. Approximately one-third of SilverHawk procedures to date have been performed below the knee, an area where lesions have traditionally gone untreated until they require bypass surgery or amputation. Certain treatment locations, such as arteries below the knee or above the leg, are not suited for physicians with limited experience using the device.

•	Utilizes Familiar Techniques. The SilverHawk procedure employs techniques similar to those used in angioplasty, which are familiar to the approximately 10,000 interventional cardiologists, vascular surgeons and interventional radiologists in the United States who are generally trained in endovascular techniques. This significantly increases the number of physicians who are able to perform the procedure compared to surgical alternatives that must be performed by highly-trained vascular surgeons. In addition, we designed the SilverHawk to be easy to use. The SilverHawk operates with one switch that controls all device functionality, and has a unique torque shaft designed for a one-to-one correlation between the handle and the tip, providing physicians with precise control of the position of the cutting blade.

•	Cost and Time Efficient. A single SilverHawk device can be used to treat multiple and long lesions where more than one stent might otherwise be required. Compared to surgical alternatives, the SilverHawk procedure reduces cost by allowing physicians to treat patients in a catheterization lab instead of an operating room, decreasing the length of hospitalization and reducing complications.

•	Leaves Treatment Options Open. Physicians can, and sometimes do, use adjunctive angioplasty and stenting during a SilverHawk procedure. When the SilverHawk procedure is performed without adjunctive procedures, future treatment options remain available in the event that restenosis does occur and reintervention is required. The SilverHawk procedure does not require a foreign body, such as a stent, to be left in the artery.

•	Captures and Removes Plaque. The patient and the physician get immediate feedback by seeing the volume of plaque removed, visibly reinforcing the benefits of the procedure. The removed plaque often is collected and can be used in research to identify markers of atherosclerotic disease.

Treating certain lesions may require the use of more than one SilverHawk model, which would increase the cost of the procedure. Risks of using the SilverHawk peripherally include the risks that are common to use of interventional devices, including infection, perforation or dissection of the artery wall, internal bleeding, limb loss and death. In the United States, the SilverHawk is approved for use in the peripheral vasculature but is not approved for use in the carotid or coronary arteries. This means that our product may not be marketed or advertised in the United States for use in the heart, brain or in specific peripheral anatomy without additional clearances from FDA. Use of the SilverHawk in the coronary arteries has led to serious adverse events, including perforations, emergency bypass surgery, stroke, heart attack and patient death. In the United States, the SilverHawk is contraindicated, and should therefore not be used, for in-stent restenosis and for use in the carotid arteries. Within the peripheral vascular system, we do not recommend the SilverHawk for use in renal or iliac arteries.

Business Strategy

Our goal is to be the leading provider of medical devices for the treatment of atherosclerosis. The key elements of our strategy include:

•	Drive Adoption of the SilverHawk within the Physician Community. We plan to drive adoption of the SilverHawk by marketing it as an alternative means of treatment, as well as for patients that have previously gone untreated. Our initial focus is to target and increase usage among treating physicians with high patient volumes. Over time, we will broaden our focus to target the wider physician base of potential SilverHawk users. Peer-to-peer selling by early adopters and physician referrals are integral to our strategy.

•	Penetrate the PAD Market with an Expanded U.S. Direct Sales Force. We are expanding our U.S. direct sales force to further penetrate the PAD market. Our sales force has increased from 15 direct sales representatives on December 31, 2003 to 69 on December 31, 2004, and we expect to continue to grow our sales force. Since use of the SilverHawk does not require additional training for physicians, our sales force can focus on selling the clinical benefits of the SilverHawk and encouraging physician use.

•	Expand Manufacturing Capacity and Reduce Costs. We intend to leverage our development and manufacturing experience to achieve large-scale production of the SilverHawk while maintaining high quality standards and regulatory compliance. By the end of 2005, we plan to add a new controlled-environment room that will significantly increase our manufacturing capacity. In addition, we plan to actively pursue manufacturing efficiencies and cost reductions that we expect will result in lower manufacturing cost per device.

•	Improve the SilverHawk’s Capabilities and Features. We focus our research and development efforts on technology enhancements that make the SilverHawk more effective in excising plaque in difficult to treat areas. We are developing smaller devices capable of treating lesions in smaller arteries located in the feet, as well as in coronary arteries.

•	Leverage Broadly Applicable Proprietary Technology to Expand into New Markets. We intend to leverage the SilverHawk to treat coronary artery disease. We believe that the adaptability and flexibility of the SilverHawk will provide substantial benefits in treating difficult to treat plaque lesions in the coronary arteries. In addition, the SilverHawk’s ability to remove plaque allows for the opportunity to analyze tissue and research the factors contributing to cardiovascular disease. This data is currently gathered in our TALON registry.

•	Plaque Analysis Partnerships. The plaque excised during a Silverhawk procedure may be used to study cardiovascular disease at a biological level. We intend to capitalize on our ability to excise diseased tissue by partnering with diagnostic and pharmaceutical companies seeking to accelerate the development of accurate diagnostic tools and focused pharmaceutical therapies. Currently, we are negotiating with pharmaceutical companies to provide them with excised tissue to ascertain whether or not a developmental drug’s intended biological responses are found in the excised tissue. We believe the information available in the excised tissue may allow pharmaceutical companies to reduce the time and cost of certain clinical trials. We expect to enter into at least one partnership with a major pharmaceutical company by the end of 2005.

•	Acquire or Partner with Complementary Businesses. We believe that we will be able to leverage our technology, existing sales infrastructure, manufacturing capability and reputation within the physician community to introduce new products and technologies. We intend to supplement our internal development efforts through selective licenses, alliances or acquisitions of complementary products, technologies or businesses that will further enhance our presence in interventional medicine.

The SilverHawk Product

The SilverHawk is a single-operator, hand-held device that removes plaque from arteries. The SilverHawk has two primary components, consisting of a low profile catheter connected to a battery-driven control unit, both of which are disposable.

The SilverHawk’s catheter consists of a flexible shaft designed to track over a previously positioned guide wire, allowing for a minimally-invasive procedure. We offer five different SilverHawk catheters of various diameters and tip lengths to accommodate differing artery sizes and amounts of plaque.

At the leading end of the catheter is a motor-driven cutting blade within a platinum tubular housing. The cutting blade rotates at approximately 8,000 revolutions per minute and is made of carbide, which is significantly stronger than stainless steel, enabling it to cut through heavily calcified lesions.

The cutter height is fixed to achieve consistent cut depth in order to create a smooth surface. The cutter housing contains a mechanism that causes the tip of the catheter to deflect, which in turn pushes the blade against the lesion without requiring an inflated balloon to anchor the device. Since the cutting blade does not use a balloon, long lesions can be treated efficiently by continuously advancing the device along the entire length of the lesion. The SilverHawk’s unique torque shaft is designed for one-to-one correlation between the handle and the tip, allowing physicians to precisely control the cutting blade’s position.

The catheter tip consists of a hollow nose cone located in front of the cutter housing that is designed to collect plaque. Depending on the size of the nose cone, it can collect up to 100 milligrams of plaque before it must be removed and emptied. The control unit contains a battery-driven motor that drives the rotation of the cutting blade. A thumb-switch controls all functionality of the SilverHawk. Retracting the switch prepares the device for plaque excision by simultaneously turning on the motor, opening the cutter window, exposing the cutting blade and deflecting the tip. Advancing the switch closes the cutter window and returns the blade into its housing, straightening the tip and turning off the motor.

The SilverHawk Procedure

The SilverHawk treatment procedure is typically performed under local anesthesia in a catheterization lab, and less frequently performed under general anesthesia in an operating room. The procedure involves the following steps:

•	Introducer Sheath Insertion and Angiogram. With the patient under anesthesia, the physician inserts the introducer sheath, or plastic tube, and guide wire to gain access to the target artery using standard endovascular techniques. An angiogram is then performed by injecting contrast dye into the artery while x-ray pictures are taken, allowing the physician to locate lesions that need treatment. To prevent the possibility of air embolus, the sheath should be aspirated before angiography.

•	Removal of Plaque Using SilverHawk. The SilverHawk is advanced over the guide wire to the target lesion. The physician then uses the on/off switch on the handle to deflect the tip and activate the cutting blade. With the blade spinning, the SilverHawk is slowly advanced across the lesion, “shaving” plaque from a portion of the artery with each advancement. Each lesion is typically treated with several cuts. The excised tissue is captured and stored in the nose cone of the device. After each cutting pass, the motor is deactivated and the catheter is either re-positioned for additional treatment or removed from the artery. The device can be rotated to different quadrants of the artery to achieve uniform plaque excision. When the nose cone is filled with plaque, the catheter is removed from the patient. After emptying the plaque from the chamber, the catheter can be re-inserted to treat additional areas in the same patient.

•	Assessment and Sheath Removal. An angiogram typically follows the procedure to assess the extent of plaque removal. The guide wire and introducer sheath are removed, and the access artery is closed.

The entire procedure takes approximately 90 minutes, of which on average a half hour is spent using the SilverHawk. Typically, the patient is kept overnight in a hospital for observation.

Clinical Studies

Premarketing Trials

Peripheral.    We have conducted clinical trials to demonstrate the safety and efficacy of the SilverHawk in treating PAD. Our first study was a 105-patient clinical trial in Europe, which began in January 2002. The purpose of the trial was to collect data to submit to FDA in support of 510(k) clearance for use of the SilverHawk in the peripheral vasculature and to support a European submission. We collected acute and 30-day follow-up data and received our CE Mark to market in Europe in May 2003 and our 510(k) clearance in the United States in June 2003. Our 510(k) clearance is for the treatment of atherosclerosis of the peripheral vasculature. This means that our product may not be marketed in the United States for use in the heart, brain or in specific peripheral anatomy without additional clearances from FDA. In the United States, the SilverHawk is contraindicated for in-stent restenosis and for use in the carotid arteries.

Coronary.    In February 2002, we commenced a European safety study in order to obtain a CE Mark for use of the SilverHawk in coronary arteries. We enrolled and treated 146 patients and obtained the right to affix the CE Mark to the SilverHawk for coronary use in October 2002. In October 2004, we received regulatory approval in Europe for use of the SilverHawk to treat in-stent restenosis in coronary arteries.

In October 2002, we initiated a trial to support FDA approval of the SilverHawk for use in the coronary arteries. The trial was designed to treat advanced bifurcation lesions, which form in locations where arteries branch. We enrolled 172 out of a planned 250 patients at 15 sites before voluntarily placing the trial on hold in December 2003. Prior to placing the trial on hold, we experienced 37 serious adverse events in treating 28 patients, including 10 perforations, two cases of emergency bypass surgery, three cases of stroke, 14 cases of heart attack and eight patient deaths. We are currently pursuing design modifications that we believe will improve the safety and efficacy of the device for coronary applications. Following a redesign of the device, we intend to meet with FDA regarding the resumption of the coronary trial. We may be required to resubmit and obtain FDA and Institutional Review Board, or IRB, approval of a new Investigational Device Exemption, or IDE, application before the trial can be restarted or resumed. We plan to restart this trial before the end of 2005. We cannot predict the outcome of such a trial or whether the results will adequately demonstrate the safety and efficacy of the SilverHawk for use in coronary arteries.

Postmarketing Studies

Postmarketing studies are conducted to provide data regarding disease treatment outcomes. These studies often collect acute, procedural, safety and long-term efficacy data. Acute data from postmarketing studies on treatments for PAD often describe the amount of blockage caused by plaque, or stenosis, immediately pre- and post-procedure, as well as on procedure-related injuries, such as perforations, dissections and embolizations. Long-term efficacy data collected weeks, months or years after a procedure can be measured in terms of restenosis, patency or reintervention rates. Restenosis rates measure the number of lesions that have renarrowed in a group of treated lesions over a defined period of time. Patency rates are generally negatively correlated with restenosis rates and measure the number of lesions in a group of treated lesions that remain open following treatment over a defined period of time. Typically, an artery is considered “restenosed” once it is narrowed by 50% or more and an artery is considered “patent” if it has renarrowed by less than 50%. Some studies measure patency by techniques, such as an ankle-brachial index, or ABI, that do not quantify the amount of plaque build-up in the artery. Consequently, not all patency rates can be equated to the exact inverse of restenosis rates. Reintervention, or revascularization, rates measure the number of treated lesions that have required retreatment within a defined period of time. Reintervention is typically performed when arteries restenose, and thus is a related indicator of restenosis and patency.

Studies are subject to a number of factors that can influence results, making it difficult to draw general conclusions. PAD studies have historically involved very few patients, with even fewer patients available for long-term follow up and analysis. Moreover, restenosis and patency can be measured in a variety of ways. For example, the amount of plaque accumulation may be measured with varying degrees of accuracy by an ABI examination, duplex ultrasound or angiography. Additionally, the rate of plaque build-up and the need for reintervention may be influenced by factors unrelated to the method of treatment, such as the type of artery in which the lesion is located or a patient’s overall health. Among a small number of treated patients, these factors can influence the meaningfulness of clinical study results. Consequently, findings from one study should not be used to predict limitations or benefits of a particular means of treatment.

We have not conducted and we do not have any current plans to conduct studies designed to measure restenosis rates or patency rates after treatment with the SilverHawk. It would be expensive for us to compensate the site and the patient for these types of studies, which requires follow-up testing at six-month intervals using an angiography, ultrasound or ABI test. In addition, it would be difficult for us to find a comparable procedure to randomize against. Our TALON registry may produce limited subset data regarding restenosis and patency, but such an evaluation is not mandated by the registry protocol. Our TALON registry is designed to gather reintervention data, but we cannot provide any assurance that the data collected will be compelling to the medical community because it may not be scientifically meaningful and may not demonstrate that the SilverHawk is an attractive procedure when compared against data from alternative procedures. Clinical studies that have been conducted with the SilverHawk, as well as clinical experiences recorded in the TALON registry, have involved procedures performed by physicians who are technically-proficient and high-volume users of the SilverHawk. Consequently, both short and long-term results reported in these studies and the TALON registry may be significantly more favorable than typical results of practicing physicians, which could negatively impact rates of adoption of the SilverHawk.

TALON Registry.    We maintain a registry with participating sites called TALON to track outcomes of patients whose legs have been treated with the SilverHawk. We voluntarily initiated this registry following our FDA clearance. The primary purpose of the registry is to capture acute data, tissue specimens and short and long-term data on reintervention rates. The TALON registry is open to all physicians at participating sites that are willing and able to collect compliant data. Each participating physician must commit to enrolling all SilverHawk patients and tracking them to obtain follow-up data to reflect the average patient’s experience. Participating TALON sites must secure IRB approval and patients’ informed consent prior to site initiation and patient enrollment. Once the site IRB approves the study protocol, participating sites must adhere to the protocol. The protocol establishes the objectives of the study, requires the device to be used for its intended use in peripheral arteries and requires the collection of blood and tissue for subsequent analysis. Following a SilverHawk procedure, a case report form is completed to record certain acute and post-procedure data and patients are requested to return to the center at six, 12 and 24-month intervals to ensure that post-procedure data can be recorded. We believe that currently fewer than 5% of all SilverHawk procedures are performed at TALON sites. This prospective, noncontrolled, nonrandomized registry commenced enrollment in September 2003. The study is prospective because it records real-time data rather than retrospective data and noncontrolled and nonrandomized because all patients are enrolled and there is no control group receiving an alternative treatment. The majority of sites did not receive IRB approval until March 2004.

As of December 31, 2004, we had 10 U.S. sites participating in the TALON registry. Sites participating in the TALON registry typically have a high-volume practice, employ highly-skilled practitioners, have the staff available to collect follow-up data and are interested in publishing clinical results. Due to these criteria, the clinical results collected by the TALON registry may be significantly more favorable than typical results of practicing physicians. We expect to have one-year reintervention rate data on a subset of the registry available in the second quarter of 2005. As of December 31, 2004, data on 1,047 lesions in 505 patients were reported in the registry. Lesions above the knee accounted for approximately 75% of the lesions treated, with lesions below the knee accounting for the remainder. Prior to the procedure, arteries treated with the SilverHawk alone were on average 86% stenosed, as measured by visual angiography. Immediately following the procedure, these treated areas had on average 10% residual stenosis, with no adjunctive treatment, such as angioplasty or stenting. As of December 31, 2004, no major device-related complications have been reported and there have been dissections and perforations in less than 5% and 1%, respectively, of the lesions treated with the SilverHawk. We have completed our evaluation of preliminary six-month follow-up data from our TALON registry regarding retreatment rates collected through December 31, 2004. Based upon 317 lesions treated in 160 patients, physicians reported retreatment of 35 lesions, or 11%, within the first six months following initial treatment. Short-term data may not predict the long-term efficacy of the SilverHawk.

The TALON registry is also designed to provide histological data on plaque excised from patients. Removed plaque can also be used to research novel and existing markers that may be predictive of restenosis and PAD risk.

We estimate that there are approximately twelve physicians at TALON sites who use the SilverHawk, ten of whom are our consultants and eight of whom are securityholders in our company. Similarly, nearly all of the physicians who have contributed to the TALON registry are also consultants to our company, and have been compensated for their consulting services with both cash and stock. These consulting arrangements do not cover participation in the TALON registry. Additionally, many of these physicians are stockholders in our company holding approximately 1% our common stock. Physicians are not compensated for their participation in our TALON registry other than nominal reimbursement paid to partially offset the costs incurred due to participation in the registry and collection of long-term follow-up data.

Single-Center Clinical Experience.    Two abstracts describing single-center clinical experiences using the SilverHawk with six-month follow up were presented in September 2004 at the Transcatheter Cardiovascular Therapeutics conference. The first abstract reports on treatments conducted on 133 patients between September 2003 and June 2004 on 133 lesions within the superficial femoral artery, or SFA. Treated lesions ranged from 4 to 33 centimeters in length, averaging 16.2 centimeters. The SilverHawk was used alone to treat 119 of these lesions. Five lesions were treated with the SilverHawk and angioplasty as adjunctive therapy, and seven lesions were treated with angioplasty and stents as adjunctive therapy. Two lesions were not treated because the arteries were totally occluded and the SilverHawk could not be inserted through the lesion for treatment. There were no device-related complications, embolisms or thrombosis reported. Six-month follow up data on 52 lesions examined through angiography showed an approximately 10% restenosis rate. This center intends to continue following patients, collecting 12-month restenosis and reintervention rate data.

The second abstract reports on the treatment of 202 leg lesions, located above and below the knee, in 181 patients between June 2003 and June 2004. Adjunctive angioplasty was used in 44 lesions, and stents were placed in 14 lesions. There was one major complication that involved a perforation that was treated with a bypass graft and minor complications in 4% of the cases that required no intervention. No embolisms were reported. At the time the abstract was presented, six-month follow-up data on 92 lesions had been collected using duplex ultrasound or ABI, showing a patency rate of 96%. In February 2005, this center reported 12-month follow-up data on 104 lesions and showed a patency rate of 86%. Patency rates here are measured as the percentage of patients who do not undergo a repeat procedure during the follow-up period.

In addition to these two abstracts, six additional abstracts were presented by physicians at the September 2004 Transcatheter Cardiovascular Therapeutics conference. These six abstracts also involved single-center clinical experience with the SilverHawk, examining immediate post-procedural results. These abstracts reported procedural safety and efficacy of the SilverHawk. Two of the six abstracts also presented patency and reintervention data from follow-up examinations performed up to nine months following treatment. They examined results from smaller patient populations (54 and 27 patients) than the first two abstracts described above, but the patency and retreatment data were consistent with the data from these larger studies. Four of the six abstracts indicate an intent to track and present long-term follow-up data regarding patency and retreatment. Such data may differ materially from short-term results currently available and such data may not be positive.

We did not conduct any of these studies, and we were not involved in gathering or analyzing the data. Nine of the 13 principal physicians involved in these eight studies are consultants to our company who have been compensated for their consulting services in cash and stock. These consulting arrangements do not include conducting these studies or publishing this data, but rather evaluating new product development, preparing individual patient studies, and delivering presentations at medical meetings. In addition, nine of these physicians are investors in our company and, excluding Dr. John Simpson, who is our founder, one of our major stockholders and one of our directors, hold approximately 1% of our common stock.

Sales and Marketing

We market and sell the SilverHawk through a direct sales force in the United States. As of December 31, 2004, we had an 82-person direct sales force, comprised of 69 direct sales representatives and 13 members of sales management including our vice president of sales. We expect to continue to grow our sales force. Our sales force is organized by geographic sales territories, and each territory is managed by a district sales manager, or direct sales representative, who acts as the primary customer contact. Our regional sales managers supervise the district sales managers and also focus on maintaining key customer relationships. We plan to continue to increase the size of our sales organization to expand our customer base and to increase utilization of the SilverHawk by our more than 500 U.S. hospital customers. While we sell directly to hospitals, interventional physicians typically drive the purchasing decision.

Our initial sales and marketing effort has primarily targeted high volume practitioners among the approximately 4,000 U.S. interventional cardiologists. We also market to the approximately 2,100 vascular surgeons and 4,000 interventional radiologists practicing in the United States. We have targeted interventional cardiologists because they generally have experience with similar catheter-based procedures, such as angioplasty. In addition, there is a high correlation between coronary artery disease and PAD. Consequently, cardiologists are well positioned to screen for, and often do screen for, PAD in patients experiencing coronary symptoms, resulting in diagnosis and treatment of patients who might otherwise go undiagnosed. We believe that these physicians are early adopters of new technologies, are rapidly adopting new PAD treatments like the SilverHawk, and are increasingly retaining patients for treatment after diagnosis, rather than referring them to other specialists.

Physician referrals and peer-to-peer selling are critical elements of our sales strategy. Our sales force helps interventional physicians develop referral networks to supplement their existing patient populations. Potential referrals come from general practitioners, podiatrists, nephrologists and endocrinologists. Although we do not market the SilverHawk for off-label uses, interventional physicians may use the SilverHawk off-label outside the peripheral vasculature in coronary and carotid arteries. In addition, off-label use for in-stent restenosis has occurred and is likely to continue. If FDA concludes that we promote our device for such off-label uses or that our promotional activities otherwise fail to comply with FDA’s regulations or guidelines, we may be subject to warning letters from, or other enforcement action by, FDA.

International sales in 2004 did not account for a significant portion of total sales, and we do not expect them to account for a significant portion of sales in the foreseeable future. We do not have a direct sales force outside of the United States. As of December 31, 2004, we had four distribution agreements in place in four countries in Europe, and one agreement in place with a distributor in Japan that is assisting us in applying for regulatory approval to market the SilverHawk in Japan.

As of December 31, 2004, our marketing department consisted of 11 employees who report to a vice president of marketing. Our marketing program focuses on:

•	developing relationships with key opinion leaders;

•	facilitating regional marketing programs;

•	educating physicians regarding the proper use and application of the SilverHawk; and

•	supporting physicians’ efforts to enhance referral opportunities.

We primarily target our marketing efforts to practitioners through marketing materials, medical conferences and journals. We also host seminars where industry leaders discuss case studies and treatment techniques using the SilverHawk. In addition, our direct sales force uses peer-reviewed publications, cost-benefit data and case studies in the selling process.

Competition

We believe that the SilverHawk competes primarily on the basis of:

•	its ability to treat PAD safely and effectively;

•	predictable clinical performance;

•	ease of use;

•	price;

•	adequate third-party reimbursement; and

•	brand and name recognition.

We believe that we compete favorably with respect to these factors, although there can be no assurance that we will be able to continue to do so in the future or that new devices that perform better than the SilverHawk will not be introduced. We believe that our continued success depends on our ability to:

•	continue to innovate and maintain scientifically advanced technology;

•	enhance the capability of the SilverHawk;

•	attract and retain skilled scientific and sales personnel;

•	obtain patents or other protection for our products;

•	obtain and maintain regulatory approvals;

•	manufacture the SilverHawk in commercial quantities; and

•	successfully market and sell the SilverHawk.

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of our competitors have significantly greater financial and human capital resources than we do and have established reputations with our target customers, as well as worldwide distribution channels that are more effective than ours. These competitors include Abbott Laboratories, Boston Scientific, Cook, Guidant, Johnson & Johnson and Medtronic. We also compete against smaller manufacturers including, among others: Cryovascular, a manufacturer of angioplasty devices containing a cooling mechanism; ev3, a manufacturer of peripheral vascular stents; Spectranetics, a manufacturer of excimer lasers for the treatment of coronary artery disease and PAD; and Vascular Architects, a manufacturer of stents and surgical tools used for plaque removal. There are also several other companies that provide products used by surgeons in peripheral bypass procedures. In addition, we compete against existing drug therapy treatments manufactured by many major pharmaceutical companies, including Otsuka Pharmaceutical, manufacturer of Pletal.

Because of the size of the peripheral and coronary market opportunities, competitors and potential competitors have historically dedicated and will continue to dedicate significant resources to aggressively promote their products. New product developments that could compete with us more effectively are likely because the cardiovascular disease treatment market is characterized by extensive research efforts and technological progress. Competitors may develop technologies and products that are safer, more effective, easier to use or less expensive than the SilverHawk. To compete effectively, we have to demonstrate that our products are attractive alternatives to other devices and treatments by differentiating our products on the basis of safety, efficacy, performance, ease of use, brand and name recognition, reputation and price. We have encountered and expect to continue to encounter potential customers who, due to existing relationships with our competitors, are committed to or prefer the products offered by these competitors. We expect that competitive pressures may result in price reductions and reduced margins over time for our products. The SilverHawk may be rendered obsolete or uneconomical by technological advances developed by one or more of our competitors.

Manufacturing

We manufacture the SilverHawk with components supplied by vendors and with parts manufactured in-house. The components manufactured in-house include the cutter driver assembly and the ramp that elevates the cutter to a fixed height against the lesion. The remaining components are purchased from outside manufacturers. We then assemble, test, package, and ship finished product to a contract sterilization facility. The sterilization facility sends samples to an independent laboratory to test for sterility.

Purchased components for the SilverHawk are available from more than one supplier, with three exceptions. We rely on one vendor for our torque shaft, one vendor for our cutting blade motor, and one vendor for our flex circuit. In addition, we rely on two vendors for our catheter tip housing and three vendors for our carbide cutting blade. Each of these components is critical to the SilverHawk, and there are relatively few, or in some cases no, alternative sources of supply available. We do not carry a significant inventory of these components. Establishing additional or replacement suppliers for any of the components used in the SilverHawk, if required, may not be accomplished quickly or at all and could involve significant additional costs. With the exception of SurModics, which supplies a lubricating coating for our catheters, our suppliers have no contractual obligations to supply us with, and we are not contractually obligated to purchase from them, any of our supplies. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components would limit our ability to manufacture our product and could have a material adverse effect on our business, financial condition and results of operations.

Order quantities and lead times for components purchased from outside suppliers are based on our forecasts derived from historical demand and anticipated future demand. Lead times for components may vary significantly depending on the size of the order, time required to fabricate and test the components, specific supplier requirements and current market demand for the components and subassemblies. To date, we have not experienced significant delays in obtaining any of our components or subassemblies.

To meet the growing demand for the SilverHawk, in the fourth quarter of 2004, we expanded the manufacturing areas at our Saginaw Drive facility by adding a 1,900 square-foot controlled-environment room, or CER, to the existing 800 square-foot CER. We are also building a 6,000 square-foot CER at our Bay Road facility. Before commencing commercial production in the Bay Road CER, the facility must be approved by the Food and Drug Branch, or FDB, of the California Department of Health Services, or CDHS, as well as by our European notified body for ISO 9001 certification. We expect that our Bay Road facility will be fully operational by the end of 2005, after which we will conduct all of our manufacturing at this facility. Manufacturers often experience difficulties in scaling up production, including problems with production yields and quality control and assurance. If we are unable to manufacture the SilverHawk to keep up with demand, we would not meet expectations for the growth of our business.

Our operations are subject to regulatory requirements relating to the environment, waste management and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal and remediation of hazardous substances. We cannot ensure that we will not incur material costs or liability in connection with our operations, or that our past or future operations will not result in claims or injury by employees or the public. Environmental laws and regulations could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. Our leased Bay Road facility was formerly occupied by Rohm & Haas and Occidental Chemical Company and contains residual contamination in soil and groundwater from these past industrial operations. Rohm & Haas and Occidental Chemical Company previously performed soil remediation on the property under the supervision of the California Regional Water Quality Control Board. Rohm & Haas has indemnified the owner of the Bay Road facility and its tenants against costs associated with the residual contamination.

We have registered with FDA as a medical device manufacturer and have obtained a manufacturing license from CDHS. We and our component suppliers are required to manufacture our products in compliance with FDA’s Quality System Regulation, or QSR. The QSR regulates extensively the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. FDA enforces the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. We were recently inspected by FDA, and two minor observations were noted. We corrected the observations, and they were verified by FDA. Our failure or the failure of our component suppliers to maintain compliance with the QSR requirements could result in the shutdown of our manufacturing operations or the recall of our products, which would have a material adverse effect on our business. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We also could be subject to injunctions, product seizure, and civil or criminal penalties. In addition, we are subject to inspection by the FDB to determine our compliance with the QSR and other regulations. We have been previously inspected by the CDHS, and no significant findings were made, although observations were noted. Our responses to these observations have been accepted by the FDB and CDHS, and we believe that we are in substantial compliance with the QSR. We have opted to maintain quality assurance and quality management certifications to enable us to market our products in the member states of the European Union, the European Free Trade Association and countries which have entered into Mutual Recognition Agreements with the European Union. Our Saginaw Drive facility is ISO 9001 and EN 13485 certified. We cannot assure you that we comply with all applicable manufacturing regulations.

In June 2004, we initiated a voluntary recall of two lots of the SilverHawk due to the possibility of improper sterilization at one of two approved sterilization facilities. In total, 127 units in the affected lots had been shipped to customers and our customers returned 89 units following our recall notice. Thirty-eight systems were used in procedures on patients. While no adverse events were reported 30 days after these procedures, we have been unable to determine whether the devices we recalled were contaminated or whether the laboratory that initially tested the recalled devices incorrectly concluded that the units were not sterile. We continue to use both the testing facility and sterilization facility involved in the recall. In October 2004, we received a formal closure notice from the FDA regarding the recall.

Third-Party Reimbursement

Payment for patient care in the United States is generally made by third-party payors, including private insurers and government insurance programs, such as Medicare and Medicaid. The Medicare program, the largest single payor in the United States, is a federal governmental health insurance program administered by the Centers for Medicare and Medicaid Services, or CMS, and covers certain medical care expenses for eligible elderly and disabled individuals, and individuals with end-stage renal disease. Because a large percentage of the population for which the SilverHawk procedure is used includes Medicare beneficiaries, and private insurers may follow the coverage and payment policies of Medicare, Medicare’s coverage and payment policies are significant to our operations.

Medicare pays hospitals for inpatient or outpatient services under prospective payment systems, or a pre-determined payment amount. These payment amounts differ for inpatient and outpatient procedures. We receive payment from the hospital for our product, and Medicare reimburses the hospital under these reimbursement systems for its operating costs, consisting of the costs of admitting and treating the patient, including the purchase of our product. The physician who performs the procedure is reimbursed separately under the Medicare physician fee schedule. Claims for the SilverHawk procedure are typically submitted by the hospital and physician to Medicare or other health insurers using established billing codes, including Current Procedural Terminology, or CPT, billing codes maintained by the American Medical Association. The billing codes identify the procedures performed and are relied upon to determine third-party payor payment amounts.

Existing Category 1 CPT billing codes describe atherectomy procedures and have been used by hospitals and physicians to submit claims for payment for the SilverHawk procedure. Third-party payment amounts for hospitals and physicians can vary substantially depending on the payors’ coverage and reimbursement policies. Market acceptance of our products is dependent on adequate payment levels from such payors.

In 2004, national average Medicare hospital payment rates for atherectomy procedures were $1,911 for outpatient services, $6,278 for inpatient stays without complications and comorbidities, and $10,423 for inpatient stays with complications and comorbidities. The new rates recently issued for 2005 are $1,789, $7,160 and $11,927, respectively. These figures are inclusive of supplies such as the SilverHawk; additional reimbursement for the device is not available. These amounts can vary substantially by geographical region and by facility. Payment rates of other third-party payors may be consistent with Medicare rates, or they may be higher or lower, depending on their particular reimbursement methodology. Because of the wide variability, it is not possible to identify an average rate for other third-party payors.

Research and Development

As of December 31, 2004, we had 11 employees in our research and development department who report to a senior vice president of operations and research development. The major focus of this group is to leverage our existing technology platform for new applications. We are developing smaller devices to optimize treatment of smaller arteries located in the feet, as well as coronary arteries. Future research and development efforts will involve continued enhancements to and cost reductions for the SilverHawk. We will also explore the development of other products that can be derived from our core technology platform and intellectual property. Our research and development team works together with our sales and marketing organizations to set development priorities and to beta test new product variations based on communicated customer needs. The feedback received from beta testing is incorporated into successive design iterations until a new product is ready for release.

Patents and Proprietary Technology

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2004, we had 9 issued U.S. patents primarily covering the cutting blade and tissue excision. In addition, as of December 31, 2004, we had 11 pending U.S. patent applications and 5 pending foreign patent applications. We intend to file for additional patents to strengthen our intellectual property rights.

We have a master license agreement with SurModics for the right to coat our catheters with certain proprietary coating materials. We pay SurModics a royalty on sales of the SilverHawk that are treated with these coatings. We have the right to terminate this license voluntarily upon 90 days’ notice, and SurModics has the right to terminate for material breach of the license or nonpayment of royalties. The license expires at the later of the expiration of the last to expire of the SurModics’ patents or 15 years following the first commercial sale of the SilverHawk.

All employees and technical consultants are required to execute confidentiality agreements in connection with their employment and consulting relationships with us. We also require them to agree to disclose and assign to us all inventions conceived in connection with the relationship. We cannot provide any assurance that employees and consultants will abide by the confidentiality or assignment terms of these agreements. Despite measures taken to protect our intellectual property, unauthorized parties might copy aspects of the SilverHawk or obtain and use information that we regard as proprietary.

Our patent applications may not result in issued patents, and we cannot assure you that any patents that have issued or might issue will protect our intellectual property rights. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

Occasionally, we may learn about patents owned by third parties that appear to have claims relevant to the SilverHawk. In particular, we are aware of patent families related to catheter positioning and atherectomy, or plaque removal, owned or licensed by Guidant. With regard to the atherectomy patents, one of our founders, Dr. John Simpson, founded a company prior to founding our company that developed an atherectomy device that is currently sold by Guidant, and he is a listed inventor on several patents covering that device. Those patents are now also held by Guidant. Because of a doctrine known as “assignor estoppel,” if any of Dr. Simpson’s earlier patents are asserted against us by Guidant, we may be prevented from asserting an invalidity defense regarding those patents, and our defense may be compromised. Guidant has significantly greater financial resources than we do to pursue patent litigation and can assert these patent families against us at any time.

An adverse determination in litigation or interference proceedings to which we may become a party relating to any of the above patents or any other patents could subject us to significant liabilities to Guidant or other third parties or require us to seek licenses from Guidant or other third parties. Furthermore, if we are found to willfully infringe these patents, we could, in addition to other penalties, be required to pay treble damages. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may not be able to redesign the SilverHawk to avoid infringement. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling the SilverHawk, which would have a significant adverse impact on our business.

Government Regulation

The SilverHawk is a medical device subject to extensive and rigorous regulation by FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. We currently market our product in the United States under a 510(k) clearance for treatment of atherosclerosis in the peripheral vasculature. This means that our product may not be marketed for use in the heart or brain, or in specific peripheral anatomy, without additional clearances from FDA. In the United States, the SilverHawk is contraindicated for in-stent restenosis and for use in the carotid arteries. We will be required to submit and obtain premarket approval of the SilverHawk for use in treating coronary lesions prior to marketing our device for this indication. The premarket approval, or PMA, submission will require clinical data supporting the safe and effective use of the device in coronary indications. We cannot assure you that we will successfully complete a clinical trial in coronary artery disease patients or will submit and obtain approval for the SilverHawk for use in treating coronary lesions. FDA regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

•	product design, development and manufacture;

•	product safety, testing, labeling and storage;

•	premarketing clearance or approval;

•	record keeping procedures;

•	product marketing, sales and distribution; and

•	post-marketing surveillance, reporting of deaths or serious injuries and medical device reporting.

FDA’s Premarket Clearance and Approval Requirements.    Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior 510(k) clearance or a PMA from FDA. Medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree or risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by FDA to pose the greatest risk, such as life- sustaining, life- supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring premarket approval. The SilverHawk is a Class II device.

510(k) Clearance Pathway.    When a 510(k) clearance is required, we must submit a premarket notification to FDA demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which FDA has not yet called for the submission of a PMA application. By regulation, FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance often takes significantly longer. FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, FDA will place the device, or the particular use, into Class III.

Premarket Approval Pathway.    A PMA application must be submitted to FDA if the device cannot be cleared through the 510(k) process. The PMA application process is much more demanding than the 510(k) premarket notification process. A PMA application must be supported by extensive data, including but not limited to technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to FDA’s satisfaction the safety and effectiveness of the device.

After a PMA application is submitted and FDA determines that the application is sufficiently complete to permit a substantive review, FDA will accept the application for review. FDA has 180 days to review an “accepted” PMA application, although the review of an application generally occurs over a significantly longer period of time and can take up to several years. During this review period, FDA may request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside FDA may be convened to review and evaluate the application and provide recommendations to FDA as to the approvability of the device. In addition, FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulations. New PMA applications or PMA application supplements are required for significant modification to the manufacturing process, labeling and design of a device that is approved through the premarket approval process. Premarket approval supplements often require submission of the same type of information as a premarket approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original premarket approval application and may not require as extensive clinical data or the convening of an advisory panel.

Clinical Trials.    Clinical trials are almost always required to support an FDA premarket application and are sometimes required for 510(k) clearance. In the United States, these trials generally require submission of an application for an Investigational Device Exemption, or IDE, to FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by FDA for a specific number of patients unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. Our clinical trials must be conducted under the oversight of an IRB at the relevant clinical trial sites and in accordance with FDA regulations, including but not limited to those relating to good clinical practices. We are also required to obtain patients’ informed consent that complies with both FDA requirements and state and federal privacy regulations. We, FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may not be equivocal or may otherwise not be sufficient to obtain approval of the product. Similarly, in Europe the clinical study must be approved by the local ethics committee and in some cases, including studies with high-risk devices, by the Ministry of Health in the applicable country.

Pervasive and Continuing Regulation.    After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•	FDA’s Quality System Regulation, or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;

•	clearance or approval of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use;

•	medical device reporting, or MDR, regulations, which require that manufacturers report to FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

After a device receives 510(k) clearance or a PMA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. FDA requires each manufacturer to make this determination initially, but FDA can review any such decision and can disagree with a manufacturer’s determination. We have modified various aspects of our SilverHawk since receiving regulatory clearance, but we believe that new 510(k) clearances are not required for these modifications. If FDA disagrees with our determination not to seek a new 510(k) clearance or PMA, FDA may retroactively require us to seek 510(k) clearance or premarket approval. FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or premarket approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines, penalties and warning letters.

The MDR regulations require that we report to FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. As of December 31, 2004, FDA has received eighteen reports of major complications during SilverHawk procedures, which complications included two deaths with no device implications, three stent and device interactions requiring surgery, four stent and device interactions requiring intervention, five tip detachments requiring intervention, one tip delamination, one tip detachment requiring surgical retrieval, one perforation treated interventionally, and one iliac perforation repaired surgically.

We have registered with FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Health Services, or CDHS. FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by FDA and the Food and Drug Branch of CDHS, or FDB, to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. We were recently inspected by FDA, and two minor observations were noted. We corrected the observations, and they were verified by FDA. In the past, our current facility has been inspected extensively by FDB, and observations were noted. There were no findings that involved a material violation of regulatory requirements. Our responses to these observations have been accepted by FDB and CDHS, and we believe that we are in substantial compliance with the QSR.

Failure to comply with applicable regulatory requirements can result in enforcement action by FDA, which may include any of the following sanctions:

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

We will be required to submit an application for and obtain a PMA for the SilverHawk for use in treating coronary lesions. The PMA submission will require clinical data supporting the safe and effective use of the device in coronary indications. We cannot assure you that we will successfully complete a clinical trial in coronary artery disease patients or will submit and obtain approval for the SilverHawk for use in treating coronary lesions.

Fraud and Abuse.    We may directly or indirectly be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General, or OIG, has issued a series of regulations, known as the “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable element of a safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

International.    International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different.

The primary regulatory environment in Europe is that of the European Union, which has adopted numerous directives and has promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Such an assessment is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certifications are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. We have the authorization to affix the CE Mark to the SilverHawk and to commercialize the device in the European Union for both peripheral and coronary indications. At this time discussions are underway to initiate appropriate trials to commence the process to obtain commercial approvals in Japan; however, no Japanese approval is anticipated before late 2007.

Employees

As of December 31, 2004 we had 244 employees, including 85 employees in manufacturing, 82 employees in sales, 12 in marketing, 26 employees in clinical, regulatory and quality assurance, 28 employees in general and administrative, and 11 employees in research and development. We believe that our future success will depend on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union or are parties to a collective bargaining agreement, and we believe our employee relations are good.

Available Information

We are subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, we are required to file reports and information with the Securities and Exchange Commission (SEC), including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information concerning the company may be accessed through the SEC’s website at http://www.sec.gov.

You may also find on our website at http://www.foxhollowtech.com/ electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC. Our charter for our Audit, Compensation and Nominating and Corporate Governance Committees and our Code of Ethics are available on our website. In the event that we grant a waiver under our Code of Ethics, to any of our officers and directors, we will publish it on our website.

ITEM 2.	PROPERTIES

In June 2004, we moved our principal executive offices and our administrative, sales and marketing operations to a 61,000 square foot facility located at 740 Bay Road, Redwood City, California. We have leased this facility through September 2011 with an option to renew through 2016. Our research and development and manufacturing operations are currently conducted in a 20,000 square foot facility located at 300 Saginaw Drive, Redwood City, California. We are currently building new manufacturing capacity at our Bay Road facility. We believe that our premises are adequate for our needs until at least 2007. We anticipate that by December 2005 all operations will be relocated to our Bay Road facility. Our sublease at the Saginaw Drive location expires in December 2005.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We had our initial public offering on October 28, 2004. Our Common Stock is traded on the Nasdaq National Market under the symbol “FOXH”. Since the date of our initial public offering through December 31, 2004, the high and low closing sale prices of our Common Stock were $28.00 and $20.45, respectively.

As of March 10, 2005, the closing price of our Common Stock on the Nasdaq National Market was $25.56 per share, and the number of registered stockholders on record was approximately 2,700.

Since our incorporation, we have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

On October 28, 2004, we completed the initial public offering of our common stock by selling 4.5 million shares at $14.00 per share. Additionally, on October 29, 2004, the underwriters exercised their over-allotment option to purchase 675,000 shares at $14.00 per share. Proceeds from the offering after deducting underwriting discounts and commissions of $5.1 million, but before expenses were $67.4 million. Of the $67.4 million in net proceeds, through December 31, 2004, we have spent approximately, $7.3 million for sales and marketing initiatives, $1.1 million for research and development activities and $5.7 million for operating and general corporate purposes. In addition, we invested the proceeds from the offering in short-term, investment grade, interest-bearing instruments.

We did not sell any unregistered securities during the period covered by this Annual Report on Form 10-K.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables reflect selected financial data derived from our financial statements for each of the last five years. The statement of operations data for the years ended December 31, 2004, 2003 and 2002, and the balance sheet data as of December 31, 2004 and 2003 are derived from our audited financial statements included in this report. The statement of operations data for the years ended December 31, 2001 and 2000, and the balance sheet data as of December 31, 2002, 2001 and 2000 are derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of future results. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenue	$38,552	$2,585	$12	$—	$—
Cost of revenue (1)	24,144	4,503	95	—	—

Gross profit (loss)	14,408	(1,918)	(83)	—	—

Operating expenses:
Research and development (1)	6,191	5,785	6,570	4,360	4,198
Selling, general and administrative (1)	38,465	6,792	1,548	989	1,060

Total operating expenses	44,656	12,577	8,118	5,349	5,258

Loss from operations	(30,248)	(14,495)	(8,201)	(5,349)	(5,258)

Interest and other income	376	183	73	210	108
Interest and other expense	(3)	(35)	(78)	(278)	(92)

Net loss	$(29,875)	$(14,347)	$(8,206)	$(5,417)	$(5,242)
Dividend related to beneficial conversion feature of convertible preferred stock (2)	(15,977)	(24)	—	—	—

Net loss attributable to common stockholders	$(45,852)	$(14,371)	$(8,206)	$(5,417)	$(5,242)

Basic and diluted net loss per common share	$(10.52)	$(24.69)	$(15.00)	$(10.28)	$(10.40)

Basic and diluted weighted-average number of shares used in per common share calculations	4,359	582	547	527	504
(1) Includes the following stock-based compensation charges:

Cost of revenue	$727	$95	$—	$—	$—
Research and development	605	232	1	—	—
Selling, general and administrative	5,494	1,109	4	1	24

Total	$6,826	$1,436	$5	$1	$24

(2)	In connection with the issuance of preferred stock in 2004 and 2003, we recorded a non-cash charge representing the deemed dividend relating to the intrinsic value of the beneficial conversion feature of the preferred stock. See Note 9 of the notes to our financial statements.

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$70,393	$7,511	$1,086	$6,765	$88
Working capital	77,606	7,366	(1,575)	6,294	(1,467)
Total assets	90,836	11,416	1,988	7,587	901
Long-term liabilities	—	—	—	—	182
Convertible preferred stock	—	49,998	27,374	27,374	14,371
Total stockholders’ equity (deficit)	81,673	(41,109)	(28,230)	7,022	(902)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying financial statements and footnotes contained in Item 8 of this report and to provide an understanding of our results of operations, financial condition, and changes in financial condition. This discussion contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth in this section. MD&A is organized as follows:

•	Company description. This section provides a general description and history of our business, including details regarding our organization and customer base and capsule financial information regarding our results of operations.

•	Results of operations. This section provides our analysis and outlook for the significant line items on our statements of operations.

•	Stock-based compensation. This section provides the method and financial reporting of our accounting for stock options granted to employees and to non-employees.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2004.

•	Recent accounting pronouncements. This section describes the issuance and effects of new accounting pronouncements.

•	Critical accounting policies and estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to our financial statements.

•	Factors affecting future operating results. This section discusses the most significant factors that could affect our future financial results. The factors discussed in this section are in addition to factors that may be described in the MD&A captions discussed above and elsewhere in this report.

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

From our inception in 1996 until July 2003, our operations consisted primarily of start-up activities, including developing the SilverHawk, recruiting personnel and raising capital. We received clearance from FDA to market the SilverHawk for treatment of atherosclerosis in the peripheral vasculature in June 2003. In July 2003, we began to build our U.S. direct sales organization and initiated sales of the SilverHawk to several large medical centers in the United States. In January 2004, we commenced full commercial introduction of the SilverHawk in the United States. The SilverHawk is not approved in the United States for use in the coronary or carotid arteries. We received our CE Mark to market the SilverHawk for coronary applications in October 2002 for peripheral applications in May 2003, and for the treatment of in-stent restenosis in the coronary arteries in October 2004. We began commercial sales in Europe in November 2002. To date, our sales outside of the United States have been limited, and we expect our international sales to remain limited for the foreseeable future.

We are expanding our direct sales force in the United States to further penetrate the PAD market. We have increased our sales force from 15 direct sales representatives on December 31, 2003 to 69 on December 31, 2004, and we expect to continue to grow our sales force. We market the SilverHawk through our direct sales force in the United States primarily to interventional cardiologists, as well as to vascular surgeons and interventional radiologists. As of December 31, 2004 we had over 500 active hospital customers in the United States. No single customer accounted for more than 5% of our net revenue in the year ended December 31, 2004. Reimbursement claims for the SilverHawk procedure are typically submitted by the hospital and physician to Medicare or other third-party payors using established billing codes for atherectomy procedures.

We manufacture the SilverHawk with parts manufactured in-house and components supplied by vendors, which we then assemble, test and package. We offer five different SilverHawk models of various catheter diameters and tip lengths to accommodate differing artery sizes and amounts of plaque.

For the year ended December 31, 2004, we generated net revenue of $38.6 million and a net loss of $29.9 million. As of December 31, 2004, our accumulated deficit was $73.5 million. We have not been profitable since inception. We expect to continue to incur net losses, excluding stock based compensation, until the fourth quarter in 2005. As of December 31, 2004, our cash, cash equivalents and short-term investments balances were $70.4 million. On October 28, 2004, the Company completed an initial public offering of 4.5 million shares of its common stock, additionally, on October 29, 2004, the underwriters of the offering exercised their over-allotment option to purchase 675,000 shares. Proceeds from the offering after deducting underwriting discounts and commissions but before expenses were $67.4 million.

Results of Operations

Years Ended December 31, 2004, 2003 and 2002

Net Revenue.    Net revenue is derived from sales of the SilverHawk. Net revenue was $38.6 million for the year ended December 31, 2004 as compared to $2.6 million and $12,000 for the years ended December 31, 2003 and 2002, respectively. The increase in net revenue was attributable to an increase in the number of SilverHawk devices sold as well as increases in the average sales price per unit. The increase in the number of devices sold is primarily attributable to an increase in the number of hospital customers purchasing our devices as we have expanded our sales force and an increase in the number of devices purchased per customer. The increase in the average sales price per unit is attributable to price increases related to the full commercial launch of the SilverHawk in January 2004 and improvements to its design. We expect our net revenue to increase as we continue to expand our sales force to increase penetration of the U.S. PAD market.

Cost of Revenue.    Cost of revenue consists primarily of material, labor and overhead costs. Cost of revenue was $24.1 million for the year ended December 31, 2004 as compared to $4.5 million and $95,000 for the years ended December 31, 2003 and 2002, respectively. The increase was primarily attributable to the increase in the number of SilverHawk devices sold. As a percentage of net revenue, cost of revenue was 63% in the year ended December 31, 2004 as compared to 174% and 792% for the years ended December 31, 2003 and 2002, respectively. Primary factors that contributed to the decrease in the cost of revenue as a percentage of net revenue included improved absorption of manufacturing overhead costs associated with increased production volumes, improved purchasing efficiencies for supplies and materials, and improved labor and manufacturing efficiencies, partially offset by an increase in stock-based compensation of $632,000 from 2003 to 2004 and $95,000 from

2002 to 2003. We expect that cost of revenue as a percentage of net revenue will continue to decrease as we implement cost reduction initiatives and benefit from economies of scale.

Research and Development.    Research and development expenses consist primarily of personnel and material costs within our product development, regulatory and clinical organizations and the costs of clinical studies. Research and development expenses were $6.2 million for the year ended December 31, 2004 as compared to $5.8 million and $6.6 million for the years ended December 31, 2003 and 2002, respectively. The increase of $0.4 million from 2003 to 2004 was primarily attributable to a $462,000 increase in personnel-related costs resulting from additional hiring of research and development and regulatory and clinical personnel and a $373,000 increase in stock-based compensation, offset by a $300,000 decrease in materials costs used in product development and an $82,000 decrease in expenses related to clinical trials. The decrease of $0.8 million from 2002 to 2003 was primarily attributable to a $1.1 million decrease in personnel-related costs resulting from redeployment of resources previously dedicated to research and development to commercial manufacturing efforts, a $285,000 decrease in depreciation and amortization and a $174,000 decrease in travel and related expenses, partially offset by a $950,000 increase in expenses related to clinical trials and a $231,000 increase in stock-based compensation. As a percentage of net revenue, research and development expenses were 16% in the year ended December 31, 2004. In future periods, we expect research and development expenses to grow in absolute terms but decrease as a percentage of net revenue as we enhance the capabilities of the SilverHawk and explore new applications and indications for our plaque excision technology platform.

Selling, General and Administrative.    Selling, general and administrative expenses consist primarily of personnel costs for sales, marketing and administrative personnel, and costs associated with participation in medical conferences, physician symposia and promotional activities. Selling, general and administrative expenses were $38.5 million for the year ended December 31, 2004 as compared to $6.8 million and $1.5 million for the years ended December 31, 2003 and 2002, respectively. The increase of $31.7 million from 2003 to 2004 was primarily attributable to a $20.8 million increase in personnel costs primarily related to additional hiring of sales and marketing personnel, a $4.4 million increase in stock-based compensation, a $2.6 million increase in travel and related expenses attributable to selling and marketing activities and an $800,000 increase in marketing and promotional activities. The increase of $5.3 million from 2002 to 2003 was primarily attributable to a $2.9 million increase in personnel costs primarily related to additional hiring of sales and marketing personnel, a $1.1 million increase in stock-based compensation, a $450,000 increase in travel and related expenses attributable to selling and marketing activities and a $240,000 increase in marketing and promotional activities. As a percentage of net revenue, selling, general and administrative expenses in the year ended December 31, 2004 were 100%. We expect to incur additional operating costs, such as professional fees and insurance costs, related to the growth of our business and our operations as a public company. We expect selling, general and administrative expenses to increase in absolute terms as we expand our sales and marketing efforts and incur additional administrative costs, but to decrease as a percentage of net revenue as we leverage our existing selling, general and administrative infrastructure.

Interest and Other Income.    Interest and other income was $376,000 for the year ended December 31, 2004 as compared to $183,000 and $73,000 for the years ended December 31, 2003 and 2002, respectively. The increases in interest and other income are primarily attributable to higher average cash, cash equivalents and short-term investment balances that increased as a result of cash received from financing activities including proceeds received from the initial public offering.

Interest and Other Expense.    Interest and other expense was $3,000 for the year ended December 31, 2004 as compared to $35,000 and $78,000 for the years ended December 31, 2003 and 2002, respectively. The decreases in interest and other expense are primarily attributable to the reduction in outstanding notes payable and convertible promissory note balances.

Beneficial Conversion Feature.    The issuance of Series D and Series E convertible preferred stock resulted in a beneficial conversion feature, calculated in accordance with Emerging Issues Task Force No. 00-27,

“Application of Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio,” to Certain Convertible Instruments,” based on the conversion price and fair value of the common stock on the date of issuance. Accordingly, we recognized $16.0 million and $24,000 as a charge to additional paid-in-capital to account for the deemed dividend on the convertible preferred stock as of the issuance date in 2004 and 2003, respectively. The amount of the deemed dividend related to the beneficial conversion feature was recorded upon issuance of the convertible preferred stock, as the convertible preferred stock can be converted to common stock by the holder at any time.

Stock-Based Compensation

We record deferred stock-based compensation for financial reporting purposes as the difference between the exercise price of options granted to employees and directors and the estimated fair value of our common stock at the time of grant. Deferred stock-based compensation is amortized on a straight-line basis to cost of revenue, research and development expenses and selling, general and administrative expenses. Deferred stock-based compensation recorded through December 31, 2004 was $20.2 million, net of stock option cancellations, with accumulated amortization of $6.0 million. The remaining $14.2 million will be amortized over the vesting periods of the options, generally four years from the date of grant (assuming no additional cancellations). We currently expect to record amortization expense for deferred stock-based compensation as follows:

For the Year Ended December 31,	Amount
2005	$4.8 million
2006	$4.8 million
2007	$3.9 million
2008	$0.7 million

Stock-based compensation expenses related to stock options granted to non-employees are recognized as the stock options are earned. The amount of stock-based compensation expenses to be recorded in future periods may decrease if unvested options are cancelled. Our stock-based compensation expenses will fluctuate as the fair market value of our common stock fluctuates. We recorded $1,818,000, $447,000 and $5,000 in stock-based compensation expense for non-employees in the years ended December 31, 2004, 2003, and 2002, respectively.

Liquidity and Capital Resources

On October 28, 2004, the Company completed an initial public offering of 4.5 million shares of its common stock. Additionally, on October 29, 2004, the underwriters of the offering exercised their over-allotment option of 675,000 shares. Proceeds from the offering after deducting underwriting discounts and commissions but before expenses were $67.4 million. From inception through June 2004, we raised $78.3 million through private sales of convertible preferred stock. As of December 31, 2004, we had $27.5 million of cash and cash equivalents, $42.9 million of short-term investments, and working capital of $77.6 million.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2004:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$5,808	$905	$2,452	$1,817	$634
Related party consulting agreement	1,317	300	900	117	—
Royalty obligation	80	80	—	—	—

	$7,205	$1,285	$3,352	$1,934	$634

Net Cash Used in Operating Activities.    Net cash used in operating activities was $30.2 million for the year ended December 31, 2004 as compared to $12.5 million and $7.7 million for the years ended December 31, 2003 and 2002, respectively. For each of these periods, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash allowances and provisions, depreciation and amortization, amortization of deferred stock-based compensation charges and increases in working capital requirements due to increased sales of the SilverHawk.

Net Cash Provided by (Used in) Investing Activities.    Net cash used in investing activities was $41.5 million for the year ended December 31, 2004 compared to net cash provided by investing activities of $5.1 million and $3.5 million for the years ended December 31, 2003 and 2002, respectively. For year ended December 31, 2004, net cash used in investing activities was attributable to purchases of short-term investments and acquisition of property and equipment offset by sale or maturities of short-term investments. For the years ended December 31, 2003 and 2002, net cash provided by investing activities was attributable to sales or maturities of short-term investments offset by purchases of short-term investments and acquisitions of property and equipment.

Net Cash Provided by Financing Activities.    Net cash provided by financing activities was $96.6 million for the year ended December 31, 2004 compared to $9.0 million and $2.4 million for the years ended December 31, 2003 and 2002, respectively. Net cash provided by financing activity was attributable to proceeds from issuance of convertible preferred stock, issuance of common stock related to stock option exercises, and issuance of common stock relating to the initial public offering.

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

Off-Balance-Sheet Arrangements.    As of December 31, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Summary.    We believe that our current cash, cash equivalents and short-term investments, along with the cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

We expect to increase capital expenditures consistent with our anticipated growth in manufacturing, infrastructure and personnel. We also may increase our capital expenditures as we expand our product lines or invest to address new markets.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share- Based Payment” (revised 2004), (“SFAS No. 123(R)”). SFAS No.

123(R) would require companies to measure all stock-based compensation awards using a fair value method and record such expense in the financial statements, including grants of employee stock options. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for public companies for interim and annual periods beginning after June 15, 2005. The Company is in the process of assessing the impact of adopting this new standard.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to accounts receivable, inventories, warranty reserve, income taxes and deferred stock-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition.    We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. We generally use contracts and customer purchase orders to determine the existence of an arrangement. We use shipping documents and third-party proof of delivery to verify that title has transferred. We assess whether the fee is fixed or determinable based on the terms of the agreement associated with the transaction. In order to determine whether collection is reasonably assured, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we would defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment.

Accounts Receivable.    We perform periodic credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of current credit information. We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates that we have in the past.

Warranty Reserve.    We provide for the estimated cost of product warranties at the time revenue is recognized. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventories.    We state our inventories at the lower of cost or market, computed on a standard cost basis, which approximates actual cost on a first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. Standard costs are monitored on a quarterly basis and updated as necessary to reflect changes in raw material costs and labor and overhead rates. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory reserves are measured as the difference between the cost of inventory and estimated market value. Inventory reserves are charged to cost of revenue and establish a lower cost basis for the inventory. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins.

Accounting for Income Taxes.    Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, as well as operating loss and tax credit carry forwards. We have recorded a full valuation allowance to reduce our deferred tax asset. Based on available objective evidence, it is more likely than not that the deferred tax asset will not be realized. In the event that we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

Stock-Based Compensation.    We have stock option plans to reward our employees and directors. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 and related interpretations and apply the disclosure provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, as amended by SFAS No. 148. We have recorded stock-based compensation based upon the difference between the estimated fair value of common stock on the date of grant and the option exercise price. The fair value of the common stock for options granted between January 1, 2003 and the completion of our initial public offering was originally estimated by our board of directors, with input from management. We did not obtain contemporaneous valuations by an unrelated valuation specialist. Subsequently, we reassessed the valuations of common stock relating to grants of options during the 22 month period preceding the completion of our initial public offering. As disclosed more fully in Note 11 of the notes of our financial statements, we granted stock options and restricted preferred stock with exercise prices ranging from $0.32 to $11.68 during the 22 month period. In addition, we determined that the fair value of our common stock increased from $2.56 to $11.32 per share during that period. We estimated the fair value of our common stock based upon several factors, including progress and milestones attained in our business, sales of convertible preferred stock, changes in valuations of existing comparable public companies and the valuation we expected to obtain in our initial public offering. We amortize employee and director stock-based compensation on a straight-line basis over the vesting terms of the underlying options. We issue stock options to non-employees, generally for services, which we account for under the provisions of SFAS No. 123 and Emerging Issues Task Force, or EITF, Abstract No. 96-18. These options are valued using the Black-Scholes option valuation model and are subject to periodic adjustment as the underlying options vest. Changes in fair value are amortized over the vesting period on a straight-line basis.

Factors Affecting Future Operating Results

We have a limited history of operations and a history of net losses. Our cost of producing and selling goods is high relative to our sales. Consequently, we may not be able to achieve profitability even if we are able to generate significant revenue from sales of the SilverHawk.

We have a limited history of operations upon which you can evaluate our business. In particular, we incurred net losses of $29.9 million in 2004, $14.3 million in 2003 and $8.2 million in 2002. As of December 31, 2004, we had an accumulated deficit of $73.5 million. We commenced full commercial sales of the SilverHawk in January 2004, and our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price.

Our cost of revenue was 63% of our net revenue in 2004 and 174% in 2003. We expect to continue to have high costs of revenue for the immediate future. In addition, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for the SilverHawk and devote resources to our sales and marketing and research and development activities. If over the long-term we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant revenue from sales of the SilverHawk. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

The SilverHawk is a novel product, and our success depends on its acceptance by the medical community as safe and effective. Important factors upon which the efficacy of the SilverHawk will be measured are long-term data on the rate of restenosis, or plaque regrowth following our procedure, and the corresponding duration of patency, or openness of the artery. Because our technology is relatively new in the treatment of PAD, to date there have been four single-center, clinical experiences with limited patient populations that have measured restenosis and patency rates up to six months following treatment. There has been one single-center study measuring patency rates one year following treatment. None of these studies were conducted by us. We have not conducted, and do not have any current plans to conduct, studies designed to measure restenosis rates or patency rates after treatment with the SilverHawk. If we decide to conduct such studies in the future, they will be expensive and time consuming. Our TALON registry may produce limited subset data regarding restenosis and patency rates, but such an evaluation is not mandated by the registry protocol. Another important factor that physicians will consider is the rate of reintervention, or retreatment, following the SilverHawk procedure. Our TALON registry is designed to gather reintervention data, but we cannot provide any assurance that the data collected will be compelling to the medical community, because it may not be scientifically meaningful and may not demonstrate that the SilverHawk is an attractive procedure when compared against data from alternative procedures. In addition, the long-term effects of the SilverHawk procedure are not known. We expect one-year reintervention data from a subset of the TALON registry to be available during the second quarter of 2005.

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

We believe that we must educate physicians to change their screening and referral practices. For example, although there is a significant correlation between PAD and coronary artery disease, many physicians do not routinely screen for PAD while screening for coronary artery disease. We target our sales efforts to interventional cardiologists and vascular surgeons because they are often the primary care physicians diagnosing and treating both coronary artery disease and PAD. However, the initial point of contact for many patients may be general practitioners, podiatrists, nephrologists or endocrinologists, each of whom commonly treats patients experiencing complications resulting from PAD. If we do not educate referring physicians about PAD in general and the existence of the SilverHawk in particular, they may not refer patients to interventional cardiologists, vascular surgeons or interventional radiologists for the SilverHawk procedure, and those patients may instead be surgically treated or treated with an alternative interventional procedure. If we are not successful in educating physicians about screening for PAD or about referral opportunities, our ability to increase our revenue may be impaired.

If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be adversely affected.

The growth that we have experienced, and in the future may experience, provides challenges to our organization, requiring us to rapidly expand our sales personnel and manufacturing operations. Our sales force has increased from 15 direct sales representatives on December 31, 2003 to 69 on December 31, 2004, and we expect to continue to grow our sales force. We are currently in the process of expanding our manufacturing operations significantly. Rapid expansion in personnel means that less experienced people may be producing and selling our product, which could result in unanticipated costs and disruptions to our operations. If we cannot scale and manage our business appropriately, our anticipated growth may be impaired and our financial results will suffer.

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

We rely on single and limited source suppliers for several of our components. For example, we rely on one vendor for our torque shaft, one vendor for our cutting blade motor, and one vendor for our flex circuit. In addition, we rely on two vendors for our catheter tip housing and three vendors for our carbide cutting blade. These components are critical to the SilverHawk, and there are relatively few, or in some cases no, alternative sources of supply for them. We do not carry a significant inventory of these components. Identifying and qualifying additional or replacement suppliers for any of the components used in the SilverHawk, if required, may not be accomplished quickly or at all and could involve significant additional costs. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components used to manufacture the SilverHawk would limit our ability to manufacture our product and could therefore have a material adverse effect on our business, financial condition and results of operations.

The use, misuse or off-label use of the SilverHawk may result in injuries that lead to product liability suits, which could be costly to our business.

We neither provide training for physicians nor require that physicians be trained in the use of the SilverHawk by a third party because we market primarily to physicians who are skilled in the interventional techniques required to use our device. Although the SilverHawk is cleared by FDA for the treatment of atherosclerosis in the peripheral vasculature, we have indicated through our marketing efforts that certain treatment locations, such as arteries below the knee or above the leg, are not suited for physicians with limited experience using the device. There may be increased risk of injury if such physicians attempt SilverHawk procedures in peripheral arteries in these areas of the body. Not requiring training specific to the use of our device in various parts of the body may expose us to greater risk of product liability if injuries occur during the SilverHawk procedure. If demand for the SilverHawk continues to grow, less skilled surgeons will likely use the device, potentially leading to more injury and an increased risk of product liability.

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

We may acquire companies, products or technologies that we believe to be complementary to the present or future direction of our business. If we engage in such acquisitions, we may have difficulty integrating the acquired personnel, financials, operations, products or technologies. Acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, subject us to liabilities, and increase our risk of litigation which could harm our business. If we use cash to acquire companies, products or technologies, it may divert resources available for other purposes. If we use our common stock to acquire companies, products or technologies, it may substantially dilute the percentage of the company held by stockholders who own securities prior to the acquisition.

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

We are also subject to medical device reporting regulations that require us to report to FDA if our product causes or contributes to a death or serious injury or malfunctions. As of December 31, 2004, FDA had received eighteen reports of major complications during SilverHawk procedures, which complications included two deaths with no device implications, three stent and device interactions requiring surgery, four stent and device interactions requiring intervention, five tip detachments requiring intervention, one tip delamination, one tip detachment requiring surgical retrieval, one perforation treated interventionally, and one iliac perforation repaired surgically. The identification or increased frequency of serious safety risks could result in product recall or withdrawal of our clearance or approval.

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

FDA and similar governmental authorities in other countries have the authority to require the recall of commercialized products in the event of material regulatory deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design or labeling defects. In June 2004, we initiated a voluntary recall of two lots of the SilverHawk due to the possibility of improper sterilization. Thirty-eight of 127 affected devices were used in procedures on patients. While no adverse events were reported 30 days after these procedures, we have been unable to determine whether the devices we recalled were contaminated or whether the laboratory that initially tested the recalled devices incorrectly concluded that the units were not sterile. We continue to use both the testing facility and sterilization facility involved in the recall. In October 2004, we received a formal closure notice from the FDA regarding the recall. Additional recalls of the SilverHawk would divert managerial and financial resources, harm our reputation with customers and have an adverse effect on our financial condition and results of operations. A recall announcement would negatively affect our stock price.

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

For the year ended December 31, 2004, we derived approximately 1% of our net revenue from international sales. International sales as a percentage of net revenue may decrease in the near term as we focus our efforts on the sale of the SilverHawk in the United States. We currently depend on third-party distributors to sell the SilverHawk internationally, and if these distributors underperform, we may be unable to increase or maintain our level of international revenue. Over the long term, we intend to grow our business internationally, and to do so we will need to attract additional distributors to expand the territories in which we sell the SilverHawk. Distributors may not commit the necessary resources to market and sell the SilverHawk to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize expected long-term international revenue growth.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our directors, officers and principal stockholders each holding more than 5% of our common stock collectively will control approximately 50.0% of our outstanding common stock, assuming the exercise of all options held by such persons. As a result, these stockholders, if they act together, would be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

The cost of complying with the reporting requirement under the Securities and Exchange Act of 1934 are substantial. In addition, the Sarbanes-Oxley Act of 2002 along with other recent and proposed rules from the SEC and Nasdaq have required further legal and financial compliance costs, and make some corporate actions more difficult. For example, compliance with the internal control requirements of Sarbanes-Oxley Section 404 will require the commitment of significant resources to document and review the adequacy of our internal controls. While we plan to expend significant resources in developing the required documentation and testing procedures required by Section 404, we can provide no assurance as to conclusions by our external auditors with respect to the effectiveness of our internal controls over financial reporting. If we are unable to comply with the requirements of Section 404, we will have to issue a report that our internal controls are not effective, which could cause the market price of our stock to decline.

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

Our lock-up period is schedule to expire in the second quarter of 2005, which may increase the short-term volatility of our stock.

Our lock-up period, if not otherwise modified, is scheduled to expire on April 26, 2005. The underwriters involved in our initial public offering may decide to release early all or a portion of the securities that are otherwise subject to a 180-day lock-up period. If an earnings release is scheduled during the 16-day period following April 26, 2005, the lock-up period for most of the stockholders who held stock prior to our initial public offering, may be extended by the underwriters until 18 days following the date of an earnings release. The expiration of the lock-up period may result in near-term volatility in our stock.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at December 31, 2004 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of high quality US government and corporate issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our investments is 9 months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

We have operated mainly in the United States, and 99%, 88% and 100% of our sales were made in U.S. dollars for the years ended December 31, 2004, 2003 and 2002, respectively. To date, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOXHOLLOW TECHNOLOGIES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

FoxHollow Technologies, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of FoxHollow Technologies, Inc. (the “Company”) at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 25, 2005

FOXHOLLOW TECHNOLOGIES, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$27,506	$2,637
Short-term investments	42,887	4,874
Accounts receivable, net of allowance for doubtful accounts of $324 in 2004 and $39 in 2003	7,666	866
Inventories, net	7,619	1,223
Deferred cost of revenue	10	78
Prepaid expenses and other current assets	1,081	215

Total current assets	86,769	9,893
Property and equipment, net	3,506	1,424
Other assets	561	99

Total assets	$90,836	$11,416

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,757	$1,559
Accrued liabilities	5,392	878
Deferred revenue	14	90

Total liabilities	9,163	2,527

Commitments and contingencies (Note 7)
Convertible preferred stock: $0.001 par value; 5,000,000 shares authorized; Issued and outstanding: zero and 10,408,605 at December 31, 2004 and 2003, respectively	—	49,998

Stockholders’ equity (deficit)
Common stock: $0.001 par value; 50,000,000 shares authorized; Issued and outstanding: 22,259,586 and 609,095 shares at December 31, 2004 and 2003, respectively	22	1
Additional paid-in capital	169,389	6,183
Deferred stock-based compensation	(14,202)	(3,673)
Other comprehensive loss	(41)	—
Accumulated deficit	(73,495)	(43,620)

Total stockholders’ equity (deficit)	81,673	(41,109)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$90,836	$11,416

The accompanying notes are an integral part of these financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Net revenue	$38,552	$2,585	$12
Cost of revenue (1)	24,144	4,503	95

Gross profit (loss)	14,408	(1,918)	(83)

Operating expenses:
Research and development (1)	6,191	5,785	6,570
Selling, general and administrative (1)	38,465	6,792	1,548

Total operating expenses	44,656	12,577	8,118

Loss from operations	(30,248)	(14,495)	(8,201)

Interest and other income	376	183	73
Interest and other expense	(3)	(35)	(78)

Net loss	(29,875)	(14,347)	(8,206)

Dividend related to beneficial conversion feature of convertible preferred stock	(15,977)	(24)	—

Net loss attributable to common stockholders	$(45,852)	$(14,371)	$(8,206)

Net loss per common share:
Basic and diluted	$(10.52)	$(24.69)	$(15.00)

Weighted-average number of shares used in per common share calculations:
Basic and diluted	4,359	582	547

(1) Includes the following stock-based compensation charges:

Cost of revenue	$727	$95	$—
Research and development	605	232	1
Selling, general and administrative	5,494	1,109	4

	$6,826	$1,436	$5

The accompanying notes are an integral part of these financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2001	530,667	$1	$708	$—	$6	$(21,067)	$(20,352)
Exercise of common stock options	40,595	—	42	—	—	—	42
Fair value of warrants issued	—	—	287	—	—	—	287
Stock-based compensation	—	—	5	—	—	—	5
Components of other comprehensive loss:
Changes in unrealized gains (losses) on short-term investments	—	—	—	—	(6)	—	(6)

Net loss	—	—	—	—	—	(8,206)	(8,206)

Comprehensive loss							(8,212)

Balances at December 31, 2002	571,262	1	1,042	—	—	(29,273)	(28,230)

Exercise of common stock options	37,833	—	32	—	—	—	32
Beneficial conversion feature related to issuance of Series D convertible preferred stock	—	—	24	—	—	—	24
Deemed dividend related to beneficial conversion feature related to issuance of Series D convertible preferred stock	—	—	(24)	—	—	—	(24)
Deferred stock-based compensation	—	—	4,662	(4,662)	—	—	—
Stock-based compensation	—	—	447	—	—	—	447
Amortization of deferred stock-based compensation	—	—	—	989	—	—	989
Components of other comprehensive loss:

Net loss	—	—	—	—	—	(14,347)	(14,347)

Comprehensive loss							(14,347)

Balances at December 31, 2003	609,095	1	6,183	(3,673)	—	(43,620)	(41,109)

Exercise of common stock options	733,533	1	361	—	—	—	362
Beneficial conversion feature related to issuance of Series E convertible preferred stock	—	—	15,977	—	—	—	15,977
Deemed dividend related to beneficial conversion feature related to issuance of Series E convertible preferred stock	—	—	(15,977)	—	—	—	(15,977)
Deferred stock-based compensation in connection with a deemed dividend related to the issuance of Series E convertible restricted preferred stock	—	—	766	(766)	—	—	—
Deferred stock-based compensation	—	—	15,063	(15,063)	—	—	—
Stock-based compensation	—	—	1,818	—	—	—	1,818
Amortization of deferred stock-based compensation in connection with a deemed dividend related to the issuance of Series E convertible restricted preferred stock	—	—	—	756	—	—	756
Reversal of deferred stock-based compensation in connection with a deemed dividend related to the issuance of Series E convertible restricted preferred stock	—	—	(9)	9	—	—	—
Amortization of deferred stock-based compensation	—	—	—	4,252	—	—	4,252
Reversal of deferred stock-based compensation due to option cancellations	—	—	(283)	283	—	—	—
Common stock issued in connection with initial public offering	5,175,000	5	65,734	—	—	—	65,739
Conversion of convertible preferred stock	15,557,097	15	79,499	—	—	—	79,514
Exercise of warrants	184,861	—	257	—	—	—	257
Components of other comprehensive loss:

Changes in unrealized gains (losses) on short-term investments	—	—	—	—	(41)	—	(41)

Net loss	—	—	—	—	—	(29,875)	(29,875)

Comprehensive loss							(29,916)

Balances at December 31, 2004	22,259,586	$22	$169,389	$(14,202)	$(41)	$(73,495)	$81,673

The accompanying notes are an integral part of these financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(29,875)	$(14,347)	$(8,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense related to warrants and accrued interest converted into convertible preferred stock	—	17	44
Loss on disposal of property and equipment	—	3	—
Allowance for doubtful accounts	285	39	—
Depreciation and amortization	1,354	585	488
Amortization of deferred stock-based compensation	5,008	989	—
Stock-based compensation expense	1,818	447	5
Provision for excess and obsolete inventories	826	142	—
Changes in operating assets and liabilities:
Accounts receivable	(7,085)	(893)	(12)
Inventories	(7,222)	(1,303)	(62)
Deferred cost of revenue	68	(78)	—
Prepaid expenses and other current assets	(866)	(106)	(14)
Other assets	(462)	(9)	(90)
Accounts payable	2,198	1,139	124
Accrued liabilities	3,837	768	66
Deferred revenue	(76)	90	—

Net cash used in operating activities	(30,192)	(12,517)	(7,657)

Cash flows from investing activities:
Acquisition of property and equipment	(3,436)	(1,383)	(389)
Sales or maturities of short-term investments	19,467	18,277	4,181
Purchases of short-term investments	(57,521)	(11,783)	(256)

Net cash provided by (used in) investing activities	(41,490)	5,111	3,536

Cash flows from financing activities:
Repayment of notes payable	—	—	(182)
Proceeds from convertible promissory notes	—	—	2,514
Proceeds from initial public offering, net	65,739	—	—
Proceeds from issuance of convertible preferred stock, net	29,532	8,925	—
Repurchase of convertible preferred stock	(17)	—	—
Proceeds from exercise of options to purchase common stock	1,050	32	42
Repurchase of common stock	(10)	—	—
Exercises of warrants	257	—	—

Net cash provided by financing activities	96,551	8,957	2,374

Net increase (decrease) in cash and cash equivalents	24,869	1,551	(1,747)

Cash and cash equivalents, beginning of period	2,637	1,086	2,833

Cash and cash equivalents, end of period	$27,506	$2,637	$1,086

Supplemental disclosure for cash flow information:
Cash paid during the period for interest	$—	$—	$5
Supplemental disclosure of noncash financing activities:
Preferred stock converted to common upon initial public offering	$79,514	$—	$—
Issuance of convertible preferred stock in exchange for marketable securities	—	11,369	—
Changes in net unrealized gains on short-term investments	(41)	—	(6)
Deferred stock-based compensation	15,537	4,662	—
Issuance of warrants	—	—	287
Conversion of promissory notes and accrued interest into convertible preferred stock	—	2,331	—
Dividend related to beneficial conversion feature of convertible preferred stock	15,977	24	—

The accompanying notes are an integral part of these financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1—THE COMPANY:

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2004 and 2003, the Company’s cash and cash equivalents were held in financial institutions in the United States and consist of deposits in money market funds and U.S. government securities, which were unrestricted as to withdrawal or use.

Restricted Cash

At December 31, 2004 and 2003, restricted cash of $561,000 and $35,000, respectively, represent certificates of deposit held with financial institutions as security deposits for the Company’s corporate credit card and building lease. These balances are included in other assets.

Short-Term Investments

The Company classifies all short-term investments as “available-for-sale.” Such short-term investments are recorded at fair value and unrealized gains and losses are recorded as a separate component of stockholders’ equity (deficit) until realized. Realized gains and losses on the sale of all such securities are reported in net loss, computed using the specific identification cost method. The Company places its short-term investments primarily in U.S. Government securities, corporate bonds and commercial paper. Unrealized gains and losses on such investments are reported as a separate component of stockholders’ equity (deficit).

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. The Company’s cash and cash equivalents and

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

short-term investments are maintained with two major financial institutions in the United States. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the Company’s investments in cash and cash equivalents and short-term investments are financially sound and have minimal credit risk.

Prior to the receipt of FDA clearance in June 2003, the Company derived all of its revenue and related accounts receivable balances from sales to the Company’s international distributors. No customer accounted for more than 10% of the Company’s net revenue for the year ended December 31, 2004. For the year ended December 31, 2003, Distributor A accounted for 13% of the Company’s net revenue. For the year ended December 31, 2002, Distributor B accounted for 100% of the Company’s net revenue. At December 31, 2004 and 2003, no customer accounted for more than 10% of the Company’s accounts receivable.

The Company’s products require clearances from the FDA and international regulatory agencies prior to commercialized sales. The SilverHawk has received FDA clearance for treatment of atherosclerosis in the peripheral vasculature. There can be no assurance that the Company’s future products will receive required clearances. If the Company was denied such clearances or such clearances were delayed, it could have a materially adverse impact on the Company.

The Company relies on sole-source suppliers to manufacture some of the components used in its product. The Company’s manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, including the FDA’s Quality System Regulation, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet demand.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis) and market being determined as the lower of replacement cost or net realizable value.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which are generally two to three years for all property and equipment categories. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets. Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in the statement of operations.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards Board (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets. Through December 31, 2004, there have been no such impairments.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Comprehensive Loss

Comprehensive income (loss) generally represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. The Company’s unrealized gain (loss) on short-term investments represents the only component of other comprehensive loss that is excluded from the Company’s net loss and has been reflected in the statement of stockholders’ equity (deficit).

Revenue Recognition

Revenue from product sales to direct customers is recognized when the title and risk of ownership has been transferred, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, remaining obligations are insignificant and collectibility is reasonably assured. The Company’s product consists of two primary components sold as one device: a low profile catheter connected to a battery driven control unit, both of which are disposable. There are no multiple elements to the Company’s revenue arrangements. Transfer of title and risk of ownership generally occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. The Company does not offer any rights of return for product sales to direct and indirect customers.

In 2002 and 2003, the Company entered into agreements with three distributors in Europe. Recognition of revenue and related cost of revenue from product sales to the Company’s European distributors is deferred until the product is sold from the distributors to their end customers. This revenue and related cost of revenue is deferred as a result of certain rights of returns related to product upgrades or contract termination clauses provided in the Company’s agreements with these distributors and the lack of sufficient historical basis from which to estimate sales return rates.

In 2002, the Company entered into an agreement with a distributor in Europe to sell the Company’s product to its market under a consignment sales arrangement. Under the terms of this agreement, the distributor sells the Company’s product to end customers and reports sales of these products to the Company at the end of each period at which time the Company recognizes revenue on these sales.

Warranties

The Company maintains a warranty allowance for the estimated amount of repairs or replacement cost of all products which are found to be defective. Provisions for warranty are provided for in the same period that the related product sales are recorded. The amount of allowance is based upon analyses of historical repairs and replacements, known improvements in design and changes in reliability. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseeable changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s warranty liability during the fiscal years ended December 31, 2004 and December 31, 2003 were as follows (in thousands):

	Years Ended December 31,
	2004	2003
Balance at the beginning of the year	$52	$—
Accruals and charges for warranty for the year	1,063	367
Cost of repairs and replacements	(908)	(315)

Balance at the end of the year	$207	$52

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Research and Development Expenditures

Costs related to research, design and development of products are charged to research and development expense as incurred.

Advertising Costs

Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. Advertising expense was $556,000, $113,000 and $103,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. All long-lived assets are maintained in the United States.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including options, common stock subject to repurchase, warrants and convertible preferred stock. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Numerator:
Net loss	$(29,875)	$(14,347)	$(8,206)
Dividend related to beneficial conversion feature of convertible preferred stock	(15,977)	(24)	—

Net loss attributable to common stockholders	$(45,852)	$(14,371)	$(8,206)

Denominator:
Weighted-average common shares outstanding	4,709	582	547
Less: Weighted-average unvested common shares subject to repurchase	(350)	—	—

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	4,359	582	547

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following outstanding options, convertible preferred stock, restricted preferred stock, warrants and common stock subject to repurchase were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Years Ended December 31,
	2004	2003	2002
Convertible preferred stock	—	10,409	2,846
Options to purchase common stock	4,201	2,396	583
Warrants to purchase convertible preferred stock	—	336	336

	4,201	13,141	3,765

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price. Employee stock-based compensation is amortized on a straight-line basis over the vesting period of the underlying options. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002
Net loss attributable to common stockholders, as reported	$(45,852)	$(14,371)	$(8,206)
Add: Employee stock-based compensation included in reported net loss	4,252	989	—
Deduct: Employee total stock-based compensation determined under fair value method	(4,254)	(1,042)	(48)

Pro forma net loss attributable to common stockholders	$(45,854)	$(14,424)	$(8,254)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(10.52)	$(24.69)	$(15.00)

Pro forma	$(10.52)	$(24.78)	$(15.09)

The above pro forma effects on net loss may not be representative of the effects on future results as options granted typically vest over several years and additional grants are expected to be made in future years.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Prior to the Company’s initial public offering, the fair value for each option grant was determined using the minimum value method. No dividend yield was assumed as the Company has not paid dividends and has no intentions to do so. In accordance with the provisions of SFAS No. 123, the fair value of each option is estimated using the following assumptions:

	Years Ended December 31,
	2004	2003	2002
Weighted-average risk-free interest rate	3.36%	2.59%	3.74%
Expected life (in years)	4	4	4
Dividend yield	—	—	—
Volatility	75%	0%	0%

The grant date weighted-average fair value per share of options granted during the years ended December 31, 2004, 2003 and 2002 was $8.38, $2.96 and $0.12, respectively.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to other Than Employees for Acquiring, or in conjunction with Selling Goods, or Services,” which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are amortized over the vesting period, on a straight-line basis.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share- Based Payment” (revised 2004), (“SFAS No. 123(R)”). SFAS No. 123(R) would require companies to measure all stock-based compensation awards using a fair value method and record such expense in the financial statements, including grants of employee stock options. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for public companies for interim and annual periods beginning after June 15, 2005. The Company is in the process of assessing the impact of adopting this new standard.

NOTE 3—SHORT-TERM INVESTMENTS:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
At December 31, 2004
US Government securities (maturities less than one year)	$32,306	$1	$(21)	$32,286
Corporate bonds (maturities less than one year)	10,622	7	(28)	10,601

Total	$42,928	$8	$(49)	$42,887

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2003
Corporate bonds (maturities less than one year)	$4,874	$—	$—	$4,874

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the statements of operations.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 4—BALANCE SHEET DETAIL:

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2004	2003
Raw materials	$5,242	$779
Work in process	1,755	349
Finished goods	1,590	237
Reserves	(968)	(142)

	$7,619	$1,223

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2004	2003
Computer equipment	$1,846	$712
Machinery and equipment	3,365	1,998
Office furniture and fixtures	652	405
Leasehold improvements	1,431	755

	7,294	3,870
Less: Accumulated depreciation and amortization	(3,788)	(2,446)

	$3,506	$1,424

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Salaries and related expense	$3,682	$789
Employee stock purchase plan withholding	280	—
Accrued warranty	207	52
Proceeds received on issuance of restricted common stock	677	—
Deferred rent	324	—
Accrued sales and use tax	222	37

	$5,392	$878

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 5—INCOME TAXES:

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$18,737	$10,297
Research and development tax credit carryforwards	1,705	1,245
Intangibles	392	700
Accruals and other	1,318	896

Total deferred tax asset	22,152	$13,138

Valuation allowance	(22,152)	(13,138)

Net deferred tax asset	$—	$—

As of December 31, 2004, the Company had net operating loss carryforwards of approximately $47.2 million and $46.0 million available to reduce future taxable income, if any, for Federal and California state income tax purposes, respectively. The net operating loss carryforwards begin to expire between 2011 and 2006 for Federal and California purposes, respectively, and fully expire in 2024 and 2014, respectively.

The Company also had federal and state research and development credit carryforwards of approximately $1.0 million and $0.9 million, respectively, at December 31, 2004. The federal credits will expire starting in 2024 if not utilized.

Utilization of the net operating loss carryforward may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization.

NOTE 6—BORROWINGS:

Notes Payable

The Company maintained a line of credit for purchases of equipment, tenant improvements and working capital. Prior to the line’s expiration, on June 30, 1999 the Company had drawn down a total of $1.1 million. All borrowings under the financing agreement were collateralized by the Company’s assets. The balance was repayable in 36 monthly payments, which comprised principle and interest. All borrowings bore interest at the prime rate plus 0.5%. The payments began July 1, 1999 and ended on June 1, 2002.

Convertible Promissory Notes

In November 2002, the Company entered into convertible promissory note agreements with detachable warrants to purchase shares of Series D convertible preferred stock (See Note 9) with the Company’s founder and other investors for an aggregate amount of $2.5 million. The convertible promissory notes accrued interest at 8.0% per annum. In January 2003, the outstanding notes and accrued interest of $43,000 were converted into 840,360 shares of Series D convertible preferred stock.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 7—COMMITMENTS AND CONTINGENCIES:

Leases

The Company is based in Redwood City, California and leases two facilities. The Company leases its Saginaw Drive facility under an operating sublease agreement which expires December 31, 2005. In addition to monthly base rent, the Company is subject to utility and maintenance fees. In May 2004, the Company entered into a noncancelable operating lease for its Bay Road facility that expires on August 31, 2011. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight line basis over the lease period and has deferred the rent expense paid but not incurred. In December 2004, in conjunction with the facility lease, the Company issued a standby letter of credit which is collateralized by a certificate of deposit in the amount of $531,000, which is classified as other long term assets. The aggregate future minimum rental payments required under the noncancelable operating leases as of December 31, 2004 are as follows (in thousands):

Years Ending December 31,
2005	$905
2006	781
2007	817
2008	854
2009	890
Thereafter	1,561

Future minimum rental payments	$5,808

Rent expense was $979,000, $540,000 and $341,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Royalty Obligations

In 1999, the Company entered into a license agreement that requires minimum quarterly royalty payments to the licensor. Under the terms of the agreement, as amended in May 2002, the Company is required to make minimum annual payments of $80,000, $40,000 and $20,000 in equal quarterly installments for the years ended December 31, 2005, 2004 and 2003, respectively. For the calendar year commencing January 1, 2006, and each year thereafter, the quarterly calendar year minimum royalty shall be the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the “Consumer Price Index for All Urban Consumers” for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the license agreement shall continue until the expiration of the last to expire patent that covers that licensed product in such country or for the period of fifteen years following the first bona fide commercial sales of such licensed product in such country, whichever is longer.

Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves future claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Contingencies

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management is not currently aware of any matters that will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE 8—INITIAL PUBLIC OFFERING:

On October 28, 2004, the Company completed an initial public offering of 4.5 million shares of its common stock. Additionally, on October 29, 2004, the underwriters exercised their over-allotment option of 675,000 shares. Proceeds from the offering after deducting underwriting discounts and commissions but before expenses were $67.4 million. Upon the closing of the offering, all the Company’s outstanding shares of convertible preferred stock converted into 15,557,097 shares of common stock.

NOTE 9—CONVERTIBLE PREFERRED STOCK:

Under the Company’s Amended and Restated Certificate of Incorporation, as amended, the Company’s convertible preferred stock is issuable in series and the Company’s Board of Directors is authorized to determine the rights, preferences and terms of each series.

As of December 31, 2003, the convertible preferred stock comprised:

Series	Shares Designated and Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference Per Share
Series A	750,000	684,251	$2,719,000	$4.00
Series B	550,000	541,661	11,652,000	21.60
Series C	2,000,000	1,619,997	13,003,000	8.24
Series D	8,750,000	7,562,696	22,624,000	3.04

	12,050,000	10,408,605	$49,998,000

In February 2004, the Board of Directors designated and authorized 5,000,000 shares of Series E convertible preferred stock. During 2004, the Company issued 4,952,506 shares of series E convertible stock which had a carrying value of $28.3 million and a per share liquidation preference of $6.00. In September 2004, the Company repurchased 2,778 shares at $6.00 per share.

Upon the closing of the initial public offering, all of the Company’s outstanding shares of convertible preferred stock converted into 15,557,097 shares of common stock.

2004 Preferred Stock Plan

In May 2004, the Company adopted the 2004 Preferred Stock Plan. The Board of Directors terminated the 2004 Preferred Stock Plan in August 2004. However, the 2004 Preferred Stock Plan will continue to govern the terms and conditions of the outstanding awards granted thereunder. The Board of Directors has the authority to amend the 2004 Preferred Stock Plan provided such action does not impair the rights of any participant.

A total of 275,000 shares of the Series E convertible preferred stock was reserved for issuance pursuant to the 2004 Preferred Stock Plan. During 2004, the Company granted rights to purchase 222,741 shares of Series E convertible preferred stock that vest over one year. All such stock rights have been exercised resulting in the issuance of Series E restricted preferred stock. Upon the completion of the initial public offering, all remaining unvested shares of Series E restricted preferred stock, net of cancellations, were immediately vested.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Beneficial Conversion Feature

The issuance of Series D and Series E convertible preferred stock resulted in a beneficial conversion feature, calculated in accordance with EITF No. 00-27, “Application of Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios” to Certain Convertible Instruments” based upon the conversion price of the preferred stock into common, and the fair value of the common stock at the date of issue. Accordingly, the Company has recognized $15,977,000 and $24,000 as a charge to additional paid-in-capital to account for the deemed dividend on the redeemable convertible preferred stock as of the issuance date in 2004 and 2003, respectively. The amount of the deemed dividend related to the beneficial conversion feature was recorded upon issuance of the convertible preferred stock, as the convertible preferred stock can be converted to common stock by the holder at any time.

As described above, certain employees were granted purchase rights to acquire Series E convertible preferred stock. The difference between the purchase price and the fair value of the common stock on the date of issuance was recorded as deferred compensation and was amortized to compensation expense over the vesting period. Upon the completion of the initial public offering, any remaining unamortized deferred compensation was expensed.

Warrants for Convertible Preferred Stock

In connection with convertible promissory notes issued from October 2000 to February 2001, the Company issued warrants to purchase 123,057 shares of Series C convertible preferred stock at an exercise price of $7.72 per share. The warrants were immediately exercisable and had a term of three years. The allocated fair value of the warrants of $117,000 and $322,000 for warrants issued in 2000 and 2001, respectively, was calculated using the Black-Scholes pricing model with the following assumptions: fair value of the preferred stock at the date of issuance of $7.72 per share, an estimated life of three years, an annual risk free rate of 4.54%–5.75%, volatility of 75% and no future dividends. The value of these warrants was recorded as a discount against the related promissory notes and was being amortized to interest expense over one year, the term of the promissory notes, using the straight-line method as the difference between the effective interest method and the straight-line method was deemed to be immaterial. In May 2001, the promissory notes were converted into shares of Series C convertible preferred stock at which time amortization on the discount against the promissory notes ceased and the remaining unamortized discount was netted against the carrying value of the converted promissory notes. The warrants expired unexercised during 2003 and 2004.

In connection with the convertible promissory notes issued in November 2002, the Company issued warrants to purchase 212,670 shares of Series D convertible preferred stock at an exercise price of $3.04 per share. The warrants were immediately exercisable, had a term of seven years and expired upon a change of control or upon an initial public offering of the Company’s common stock. The allocated fair value of the warrants of $287,000 was calculated using the Black-Scholes pricing model with the following assumptions: fair value of the preferred stock at the date of issuance of $3.04 per share, an estimated life of seven years, an annual risk free rate of 2.21%, volatility of 75% and no future dividends. The value of these warrants was recorded as a discount against the related promissory notes and was amortized to interest expense over one year, the term of the promissory notes, using the straight line method as the difference between the effective interest method and the straight-line method was deemed to be immaterial. In January 2003, the promissory notes were converted into shares of Series D convertible preferred stock (See Note 6). Accordingly, amortization on the discount against the promissory notes ceased and the remaining unamortized discount was netted against the carrying value of the converted promissory notes.

In October 2004, prior to the initial public offering, 84,610 warrants were exercised resulting in cash proceeds totaling $257,000 and 100,251 warrants were net exercised with 27,809 warrants given up in exchange for the

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

issuance of 184,861 shares of Series D convertible preferred stock. Simultaneously with the closing of the initial public offering, these Series D convertible preferred shares were automatically converted into shares of common stock. No warrants were issued and outstanding at December 31, 2004.

NOTE 10—COMMON STOCK:

Each share of common stock has the right to one vote. The holders of common stock are entitled to dividends when funds are legally available and when declared by the Board of Directors, subject to the prior rights of the convertible preferred stockholders.

Stock Split

In October 2004, the Company’s Board of Directors and stockholders approved a 1-for-4 reverse stock split of its preferred and common shares. Such reverse stock split was effected on October 25, 2004. All preferred and common stock data presented herein have been restated to retroactively reflect the stock split.

2004 Employee Stock Purchase Plan

In July 2004, the Company adopted the 2004 Employee Stock Purchase Plan. A total of 600,000 shares of common stock have been made available for sale. In addition, the 2004 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the 2004 Employee Stock Purchase Plan on the first day of each fiscal year, beginning with the Company’s fiscal year 2005, equal to the lessor of: 2% of the outstanding shares of the Company’s common stock on the first day of the fiscal year; 1,000,000 shares; and such other amount as the Company’s Board of Directors may determine. All of the Company’s employees are eligible to participate if they are customarily employed by the Company or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year. However, an employee may not be granted an option to purchase stock if such employee: immediately after grant owns stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s capital stock, or whose rights to purchase stock under all of the Company’s employee stock purchase plans accrues at a rate that exceeds $25,000 worth of stock for each calendar year.

Offering periods generally start on the first trading day on or after May 1 and November 1 of each year, except for the first such offering period which commenced on the first trading day on or after the completion of our initial public offering and will end on the first trading day on or after November 1, 2005. The Company’s 2004 Employee Stock Purchase Plan permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation which includes a participant’s base salary, wages, overtime pay, commissions and other compensation remuneration paid directly to the employee. A participant may purchase a maximum of 5,000 shares during a six-month purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of the Company’s common stock at the end of each six-month purchase period. The price is 85% of the lower of the fair market value of the Company’s common stock at the beginning of an offering period or after a purchase period end. If the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be automatically re-enrolled in a new offering period. Participants may end their participation at any time during an offering period, and will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with the Company. The 2004 Employee Stock Purchase Plan will automatically terminate in 2024, unless the Company terminates it sooner. As of December 31, 2004, no shares have been issued to date in connection with the 2004 Employee Stock Purchase Plan.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 11—STOCK OPTION PLANS:

1997 Stock Plan

In March 1997, the Company adopted the 1997 Stock Plan under which the Board of Directors may issue incentive stock options to employees and non-qualified stock options to employees, directors and consultants. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price (which cannot be less than fair market value at date of grant for incentive stock options or 85% of fair market value for nonqualified stock options). If an individual owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of fair market value, as determined by the Board of Directors. The options are exercisable at times and increments as specified by the Board of Directors and generally expire 10 years from the date of grant. Upon the completion of the initial public offering, the Company’s 1997 Stock Plan was terminated and the Board of Directors determined not to grant any additional awards under the 1997 Plan. However, the 1997 Plan will continue to govern the terms and conditions of the outstanding awards issued thereunder.

2004 Equity Incentive Plan

In July 2004, the Company adopted the 2004 Equity Incentive Plan, or the 2004 Plan, under which the Board of Directors may issue incentive stock options to employees and non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees, directors and consultants. At December 31, 2004, the Company has reserved 113,743 shares of common stock for issuance pursuant to the 2004 Equity Incentive Plan. The 2004 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with fiscal year 2005, equal to the lesser of: 5% of the outstanding shares of the Company’s common stock on the first day of the fiscal year; 2,500,000 shares; and such other amount as the Board of Directors may determine. The number of shares authorized for issuance under the 2004 Equity Incentive Plan will also be increased by any shares returned to the 1997 Stock Plan on or after the completion of the public offering as a result of the termination of options or the repurchase of unvested shares issued thereunder.

The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price (which cannot be less than fair market value at date of grant for incentive stock options or 85% of fair market value for nonqualified stock options). If an individual owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of fair market value, as determined by the Board of Directors. The options are exercisable at times and increments as specified by the Board of Directors, and generally expire 10 years from the date of grant.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Activity under the 1997 and 2004 Plans are as follows:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Range of Exercise Prices	Aggregate Price
Balances, December 31, 2001	86,760	581,515	$0.40-2.16	$740,000

Reservation of shares	2,067,101	—	—	—
Options granted	(145,250)	145,250	0.84	122,000
Options exercised	—	(40,595)	0.40-2.16	(42,000)
Options cancelled	103,696	(103,696)	0.84-2.16	(148,000)

Balances, December 31, 2002	2,112,307	582,474	0.40-2.16	672,000

Options granted	(1,949,850)	1,949,850	0.32	642,000
Options exercised	—	(37,833)	0.40-2.16	(32,000)
Options cancelled	148,739	(148,739)	0.84-2.16	(80,000)

Balances, December 31, 2003	311,196	2,345,752	0.32-2.16	1,202,000

Reservation of shares	2,250,000	—	—	—
Options granted	(2,654,251)	2,654,251	0.32-24.02	10,451,000
Options exercised	—	(749,013)	0.32-4.00	(373,000)
Options repurchased	—	15,480	0.32-2.00	12,000
Options cancelled	115,678	(115,678)	0.32-11.68	(204,000)

Balances, December 31, 2004	22,623	4,150,792	$0.32-24.02	$11,088,000

In addition to the 1997 and 2004 Plans, in March 2003, the Company granted to a consultant a non-qualified stock option to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.32 per share that vests over two years. The Company recorded stock-based compensation based on the fair value of the stock option on the date of grant, which was calculated using the Black-Scholes option pricing model in accordance with the weighted-average assumptions disclosed further in Note 11.

The options outstanding and currently exercisable by exercise price at December 31, 2004 are as follows:

Options Outstanding and Exercisable			Options Vested
Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$0.32	2,272,565	8.65	408,655	$0.32
0.36	93,021	8.16
0.40	5,000	2.95	5,000	0.40
0.84	204,661	6.76	152,029	0.84
2.00	413,747	9.35	2,083	2.00
2.16	115,144	5.10	115,379	2.16
4.00	634,860	9.55	3,125	4.00
11.68	370,674	9.81	1,250	11.68
24.02	91,120	9.94	—

	4,200,792	8.78	687,521	$0.79

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The weighted-average exercise price of all options outstanding at December 31, 2004, 2003 and 2002 was $2.63, $0.51 and $1.15, respectively. As of December 31, 2003, 359,704 options were outstanding and exercisable with a weighted average exercise price of $1.24.

On May 3, 2004, the board of directors approved a resolution that allows for the early exercise of all previously granted options and all options to be granted in the future under the Company’s 1997 Stock Plan. Under the terms of this amendment, option holders, upon early exercise, must sign a restricted stock purchase agreement that gives the Company the right to repurchase any unvested shares, at the original exercise price, in the event the optionees’ employment terminates for any reason. The right to exercise options before they are vested does not change existing vesting schedules in any way and the early-exercised options may not be sold or transferred before they vest. The shares subject to the repurchase are held in escrow until the Company’s repurchase right lapses. The repurchase right lapses over time as the shares vest at the same rate as the original option vesting schedule. As of December 31, 2004 a total of 749,435 shares of common stock at an aggregate price of $677,000 were subject to repurchase. As such, in accordance with FASB Interpretations (“FIN”) No. 44 “Accounting for Certain Transactions Involving Stock Compensation,” the unvested shares as of December 31, 2004 are not considered issued for accounting purposes and the options are deemed not to be exercised until the options vest. These options have therefore been excluded from the number of options exercised as of December 31, 2004.

Deferred Stock-Based Compensation

During the years ended December 31, 2004 and 2003, the Company issued options to certain employees under the 1997 Stock Plan and the 2004 Preferred Stock Plan with exercise prices below the fair market value of the Company’s common stock at the date of grant, determined with hindsight. The Company estimated the fair value of its common stock based upon several factors, including progress and milestones attained in its business, sales of convertible preferred stock, changes in valuations of existing comparable public companies and the expected valuation that the Company would obtain in an initial public offering. The Company has reviewed these key factors and events between each date and has determined that the combination of these factors and events reflect a true measurement of the Company’s relative fair value over an extended period of time and believes that the fair value of its common stock is appropriately reflected using a linear progression. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the fair market value of the Company’s stock at the date of grant. This deferred stock-based compensation is amortized to expense on a straight-line basis over the period during which the Company’s right to repurchase the stock lapses or the options vest, generally four years. During the years ended December 31, 2004, 2003 and 2002, the Company has recorded deferred stock-based compensation, net of cancellations, related to these options of approximately $14.8 million, $4.7 million and $0, respectively.

The Company granted stock options to employees with exercise prices below estimated fair market value as follows:

Grants Made During Quarter Ended	Number of Options Granted (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Fair Value Per Share	Weighted- Average Intrinsic Value Per Share
March 31, 2003	1,564	$0.32	$2.56	$2.24
June 30, 2003	—	—	—	—
September 30, 2003	89	0.32	4.60	4.28
December 31, 2003	164	0.32	6.16	5.84
March 31, 2004	1,063	0.32	7.68	7.36
June 30, 2004	621	3.44	9.76	6.32
September 30, 2004	640	4.00	10.79	6.79

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2004, 2003 and 2002, the Company granted options to non-employees to purchase 118,875, 181,250 and 18,750 shares of common stock, respectively, in exchange for services, at a range of exercise prices between $0.32 and $24.02 per share. Stock-based compensation expense related to stock options granted to non-employees is recognized on a straight-line basis, as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the consulting services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following weighted-average assumptions:

	Years Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.86 - 4.62%	3.87 - 4.58%	4.17 - 5.89%
Expected life (in years)	10	10	10
Dividend yield	—	—	—
Expected volatility	75%	75%	75%

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation expense of $1,818,000, $447,000 and $5,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 12—RELATED PARTY TRANSACTIONS:

On May 21, 2004, the Company entered into a Consulting Agreement with John Simpson, Ph.D., M.D. under which Dr. Simpson provides the Company with consulting services. For services provided under the Consulting Agreement, Dr. Simpson is paid $25,000 per month. The Consulting Agreement expires on May 21, 2009, unless terminated earlier by the Company or Dr. Simpson with two weeks’ prior written notice by either party. Dr. Simpson is the Chairman of the Board of Directors. During the year ended December 31, 2004, the Company paid $183,333 under this agreement. At December 31, 2004, no amounts were due or outstanding.

NOTE 13—EMPLOYEE BENEFIT PLANS:

In September 1997, the Company adopted its 401(k) Retirement Plan which covers substantially all employees. Eligible employees may make salary deferral (before tax) contributions up to a specified maximum. The Company, at its discretion, may make additional matching contributions on behalf of the participants in the 401(k) Retirement Plan. To date, the Company has not made any contributions to the 401(k) Retirement Plan.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 14—QUARTERLY FINANCIAL DATA (UNAUDITED):

The following tables contain selected unaudited Statement of Operations data for each quarter for 2004 and 2003 (in thousands, except per share amounts):

	Year 2004 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Net revenue	$4,775	$7,497	$11,581	$14,699
Gross profit (loss)	666	1,449	4,604	7,689
Net loss	(6,192)	(8,809)	(7,421)	(7,453)
Net loss per share: Basic and diluted	$(9.69)	$(11.35)	$(6.83)	$(0.50)
Weighted-average shares used in computing net loss per common share:
Basic and diluted	639	776	1,087	14,933

	Year 2003 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Net revenue	$107	$119	$650	$1,709
Gross profit (loss)	(409)	(345)	(374)	(790)
Net loss	(2,660)	(3,449)	(3,228)	(5,010)
Net loss per common share, basic and diluted	$(4.63)	$(5.99)	$(5.57)	$(8.38)
Weighted-average shares used in computing net loss per common share:
Basic and diluted	575	576	580	598

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for doubtful accounts receivable	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2002	$—	$—	$—	$—
Year ended December 31, 2003	—	39	—	39
Year ended December 31, 2004	$39	$285	$—	$324

Reserve for excess and obsolete inventory	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2002	$—	$—	$—	$—
Year ended December 31, 2003	—	142	—	142
Year ended December 31, 2004	$142	$968	$(142)	$968

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us, is made known to them by others within such entities, particularly during the period in which this report was prepared, in order to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

In December 2004, our Compensation Committee reviewed the annual salaries of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. After an analysis of comparable companies, industry statistics and based on the expectations for 2005 performance, among other factors, the Compensation Committee decided to increase the salary of the Chief Executive Officer from $275,000 to $300,000, of the Chief Operating Officer from $175,000 to $225,000, and of the Chief Financial Officer from $194,000 to $215,000.

In addition to the base compensation outlined above, our Compensation Committee met in December 2004 and approved a bonus plan for the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (the “Bonus Plan”). Under the Bonus Plan these three officers are eligible for a bonus in the event revenue and other performance criteria are met, as determined by the Compensation Committee. The amount available under the Bonus Plan is to be divided 45% to the Chief Executive Officer, 40% to the Chief Operating Officer and 15% to the Chief Financial Officer. The total bonus pool increases as certain targets are met or exceeded but the total amount available for distribution under the Bonus Plan is capped at $517,500.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2004 fiscal year (the “2005 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2005 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2005 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the 2005 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2005 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1)	The financial statements require by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.

(2)	The financial statement schedules required by Item 15(a) are filed in Item 8 of the Annual Report on Form 10-K.

(3)	Exhibits.

Exhibit Number	Description

3.2(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware)

3.4(1)	Bylaws of the Registrant.

10.1(1)	Form of Indemnification Agreement for directors and executive officers.

10.2(1)	1997 Stock Plan.

10.3(1)	2004 Equity Incentive Plan.

10.4(1)	2004 Employee Stock Purchase Plan.

10.6(1)	Amended and Restated Investors’ Rights Agreement dated February 24, 2004 by and among the Registrant and certain stockholders.

10.7(1)	First Amendment to Amended and Restated Investors’ Rights Agreement, dated May 21, 2004 by and among the Registrant and certain stockholders.

10.8(1)	Sublease Agreement, dated June 30, 2000, by and between the Registrant and Perclose, Inc. for office space located at 300 Saginaw Drive, Redwood City, California.

10.9(1)	First Amendment to Sublease Agreement, dated September 17, 2002, by and between the Registrant and Perclose, Inc.

10.10(1)	Office Building Lease dated May 3, 2004, by and between the Registrant and Woodside Technology Center, LLC for office space located at 740 Bay Road, Redwood City, California.

10.11(1)†	Master License Agreement between the Registrant and Surmodics, Inc., dated August 24, 1999, as amended.

10.12(1)	Consulting Agreement dated May 21, 2004, by and between the Registrant and John B. Simpson

10.13(1)	Second Amendment to Amended and Restated Investors’ Rights Agreement, dated October 25, 2004, by and among the Registrant and certain stockholders.

14.1	Code of Ethics for Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 71).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-118191) which was declared effective on October 27, 2004.

†	Portions of the Exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California, on the 28th day of March, 2005.

FoxHollow Technologies, Inc.

By:	/s/ Robert W. Thomas
Robert W. Thomas President, Chief Executive Officer and Director (Principal Executive Officer)

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert W. Thomas, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT W. THOMAS Robert W. Thomas	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2005

/s/ MATTHEW B. FERGUSON Matthew B. Ferguson	Chief Financial Officer (Principal Accounting Officer)	March 28, 2005

/s/ RYAN D. DRANT Ryan D. Drant	Director	March 28, 2005

/s/ RICHARD M. FERRARI Richard M. Ferrari	Director	March 28, 2005

/s/ SANFORD FITCH Sanford Fitch	Director	March 28, 2005

Tomoaki Hinohara	Director

/s/ JOHN B. SIMPSON John B. Simpson	Director	March 28, 2005