Form 10-Q
period 2005-03-31
FOXHOLLOW TECHNOLOGIES, INC.
filed 2005-05-13
CIK 1217688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Shares Outstanding at May 1, 2005
Common Stock, $0.001 par value	23,064,016

FOXHOLLOW TECHNOLOGIES, INC.

FORM 10-Q

PART I:    FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(in thousands, unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$12,506	$27,506
Short-term investments	44,992	42,887
Accounts receivable, net of allowance for doubtful accounts of $478 at March 31, 2005 and $324 at December 31, 2004	11,322	7,666
Inventories	9,197	7,619
Prepaid expenses and other current assets	2,342	1,091

Total current assets	80,359	86,769

Property and equipment, net	5,319	3,506
Long-term investments	4,238	—
Other assets	562	561

Total assets	$90,478	$90,836

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,974	$3,757
Accrued liabilities	7,576	5,406

Total liabilities	13,550	9,163

Stockholders’ equity
Common stock: $0.001 par value per share	22	22
Additional paid-in capital	170,010	169,389
Deferred stock-based compensation, net	(12,949)	(14,202)
Other comprehensive loss	(137)	(41)
Accumulated deficit	(80,018)	(73,495)

Total stockholders’ equity	76,928	81,673

Total liabilities and stockholders’ equity	$90,478	$90,836

The accompanying notes are an integral part of these condensed financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Net revenue	$21,478	$4,775
Cost of revenue (1)	8,891	4,109

Gross profit	12,587	666

Operating expenses:
Research and development (1)	2,409	1,215
Selling, general and administrative (1)	17,120	5,669

Total operating expenses	19,529	6,884

Loss from operations	(6,942)	(6,218)

Interest and other income	419	26

Net loss	(6,523)	(6,192)
Dividend related to beneficial conversion feature of convertible preferred stock	—	(1,780)

Net loss attributable to common stockholders	$(6,523)	$(7,972)

Net loss per common share:
Basic and diluted	$(0.29)	$(12.48)

Weighted-average number of shares used in per common share calculations:
Basic and diluted	22,345	639

(1) Includes the following stock-based compensation charges:

Cost of revenue	$173	$38
Research and development	319	72
Selling, general and administrative	1,284	898

	$1,776	$1,008

The accompanying notes are an integral part of these condensed financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(6,523)	$(6,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	154	91
Depreciation and amortization	603	218
Amortization of deferred stock-based compensation	1,202	799
Stock-based compensation expense	574	209
Provision for excess and obsolete inventories	842	270
Changes in operating assets and liabilities:
Accounts receivable	(3,810)	(1,699)
Inventories	(2,420)	(975)
Prepaid expenses and other current assets	(1,251)	(3)
Other assets	(1)	11
Accounts payable	2,217	394
Accrued liabilities	2,242	706

Net cash used in operating activities	(6,171)	(6,171)

Cash flows from investing activities:
Acquisition of property and equipment	(2,416)	(239)
Sales or maturities of investments	7,456	2,535
Purchases of investments	(13,895)	—

Net cash provided by (used in) investing activities	(8,855)	2,296

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	—	4,764
Proceeds from exercise of options to purchase common stock	32	14
Repurchase of common stock	(6)	—

Net cash provided by financing activities	26	4,778

Net increase (decrease) in cash and cash equivalents	(15,000)	903

Cash and cash equivalents, beginning of period	27,506	2,637

Cash and cash equivalents, end of period	$12,506	$3,540

Supplemental disclosure of noncash investing and financing activities:
Changes in net unrealized gains on investments	$(96)	$—
Reversal of deferred stock-based compensation	(51)	—
Vesting of restricted stock	72	—
Dividend related to beneficial conversion feature of convertible preferred stock	—	1,780
Deferred stock-based compensation	—	7,845

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any future period. These condensed financial statements and notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 28, 2005. Certain items in the prior period’s financial statements have been reclassified to conform to the current period’s format.

NOTE 2—Accounting for Stock-Based Compensation:

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock- Based Compensation-Transition and Disclosure—an amendment of FASB Statement No. 123.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price. Employee stock-based compensation is amortized on a straight-line basis over the vesting period of the underlying options. SFAS No. 123 defines the “fair value” based method of accounting for an employee stock option or similar equity investment.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net loss attributable to common stockholders, as reported	$(6,523)	$(7,972)
Add: Employee stock-based compensation included in reported net loss	1,202	799
Deduct: Employee total stock-based compensation determined under fair value method	(1,808)	(818)

Pro forma net loss attributable to common stockholders	$(7,129)	$(7,991)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(0.29)	$(12.48)

Pro forma	$(0.32)	$(12.51)

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation expense is being recognized on a straight-line basis over the vesting periods of the related options, generally two years.

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

	Three Months Ended March 31,
	2005	2004
Numerator:
Net loss	$(6,523)	$(6,192)
Dividend related to beneficial conversion feature of convertible preferred stock	—	(1,780)

Net loss attributable to common stockholders	$(6,523)	$(7,972)

Denominator:
Weighted-average common shares outstanding	23,013	639
Less: Weighted-average unvested common shares subject to repurchase	(668)	—

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	22,345	639

The following outstanding options, convertible preferred stock, and warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended March 31,
	2005	2004
Convertible preferred stock	—	11,213
Options to purchase common stock	4,524	3,439
Warrants to purchase convertible preferred stock	—	213

	4,524	14,865

NOTE 4—Comprehensive Income:

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gain/(loss) on investments represent the only component of other comprehensive loss that is excluded from the Company’s net loss.

NOTE 5—Investments:

Investments consisted of the following (in thousands):

Short-Term Investments	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
At March 31, 2005
US Government securities (maturities less than one year)	$34,585	$1	$(91)	$34,495
Corporate bonds (maturities less than one year)	10,523	7	(33)	10,497

Total	$45,108	$8	$(124)	$44,992

Long-Term Investments
At March 31, 2005
US Government securities (maturities more than one year)	$4,259	$—	$(21)	$4,238

Total	$4,259	$—	$(21)	$4,238

Short-Term Investments	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2004
US Government securities (maturities less than one year)	$32,306	$1	$(21)	$32,286
Corporate bonds (maturities less than one year)	10,622	7	(28)	10,601

Total	$42,928	$8	$(49)	$42,887

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the statements of operations.

NOTE 6—Inventories:

Inventories consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$5,821	$4,833
Work in process	928	1,366
Finished goods	2,448	1,420

	$9,197	$7,619

NOTE 7—Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (revised 2004), (“SFAS No. 123(R)”). SFAS No. 123(R) would require companies to measure all stock-based compensation awards, including grants of employee stock options, using a fair value method and record such expense in the financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. On April 14, 2005, the Securities and Exchange Commission (“SEC”) approved a new rule for public companies that delays the effective date of SFAS 123(R). Under the SEC’s rule, SFAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005, which will require the Company to adopt this standard by January 1, 2006. The Company is in the process of assessing the impact of adopting this new standard.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying condensed financial statements and footnotes contained in Item 1 of this report to provide an understanding of our results of operations, financial condition, and changes in financial condition. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, plans for growth and future operations, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Factors Affecting Future Operating Results .” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. MD&A is organized as follows:

•	Company description. This section provides a general description and history of our business, including details regarding our organization and customer base and capsule financial information regarding our results of operations.

•	Results of operations. This section provides our analysis and outlook for the significant line items on our statements of operations.

•	Stock-based compensation. This section provides the method and financial reporting of our accounting for stock options granted to employees and to non-employees.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2005.

•	Recent accounting pronouncements. This section describes the issuance and effects of new accounting pronouncements.

•	Factors affecting future operating results. This section discusses the most significant factors that could affect our future financial results. The factors discussed in this section are in addition to factors that may be described in the MD&A captions discussed above and elsewhere in this report.

Company Description. We design, develop, manufacture and sell medical devices primarily for the treatment of peripheral artery disease. PAD results from the accumulation of plaque in arteries, most commonly occurring in the pelvis and legs. Plaque accumulation, known as atherosclerosis, causes the narrowing of arteries, thereby reducing the flow of oxygenated blood to tissue and organs. Left untreated, PAD increases the risk of heart attack, stroke, amputation or death. Our first product, the SilverHawk Plaque Excision System, is a minimally-invasive catheter system that treats PAD by removing plaque in order to reopen narrowed or blocked arteries. The SilverHawk consists of two primary components, a low profile catheter and a battery-driven control unit that connects to the catheter, both of which are disposable. In June 2003, the U.S. Food and Drug Administration, or FDA, granted us 510(k) clearance to market the SilverHawk in the United States for treatment of atherosclerosis in the peripheral vasculature, which includes arteries outside the heart and brain.

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

We are expanding our direct sales force in the United States to further penetrate the PAD market. We have increased our sales force from 69 direct sales representatives as of December 31, 2004 to 89 as of March 31, 2005, and we expect to continue to grow our sales force. We market the SilverHawk through our direct sales force in the United States primarily to interventional cardiologists, as well as to vascular surgeons and interventional radiologists. We sell the SilverHawk to over 700 current hospital customers in the United States. No single customer accounted for more than 5% of our net revenue in the three months ended March 31, 2005. Reimbursement claims for the SilverHawk procedure are typically submitted by the hospital and physician to Medicare or other third-party payors using established billing codes for atherectomy procedures.

We manufacture the SilverHawk with parts manufactured in-house and components supplied by vendors, which we then assemble, test and package. We offer five different SilverHawk catheters of various diameters and tip lengths to accommodate differing artery sizes and amounts of plaque.

For the three months ended March 31, 2005, we generated net revenue of $21.5 million and a net loss of $6.5 million. As of March 31, 2005, our accumulated deficit was $80.0 million. We expect to continue to incur net losses until the fourth quarter in 2005, excluding stock-based compensation, as we expand our sales force and grow our operations. As of March 31, 2005, our cash, cash equivalents, short-term and long-term investments balances were $61.7 million. On October 28, 2004, the Company completed an initial public offering of 4.5 million shares of its common stock. Additionally, on October 29, 2004, the underwriters of the offering exercised their over-allotment option to purchase 675,000 shares. Proceeds from the offering after deducting underwriting discounts and commissions but before expenses were $67.4 million.

Results of Operations

Three Months Ended March 31, 2005 and March 31, 2004

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net revenue:

	Three Months Ended March 31,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$21,478	100%	$4,775	100%
Cost of revenue (1)	8,891	41%	4,109	86%

Gross profit	12,587	59%	666	14%

Operating expenses
Research and development (1)	2,409	11%	1,215	25%
Selling, general and administrative (1)	17,120	80%	5,669	119%

Total operating expenses	19,529	91%	6,884	144%

Loss from operations	(6,942)	-32%	(6,218)	-130%
Interest and other income	419	2%	26	1%

Net loss	$(6,523)	-30%	$(6,192)	-129%

(1) Includes the following stock-based compensation charges:

Cost of revenue	$173		$38
Research and development	319		72
Selling, general and administrative	1,284		898

	$1,776		$1,008

Net Revenue. Net revenue is derived from sales of the SilverHawk. Net revenue was $21.5 million for the three months ended March 31, 2005 as compared to $4.8 million for the three months ended March 31, 2004. The increase in net revenue was attributable to an increase in the number of SilverHawk devices sold as well as a 39% increase in the average sales price per unit. The increase in the number of devices sold is primarily attributable to an increase in the number of hospital customers purchasing our devices as we have expanded our sales force. The increase in the average sales price per unit is attributable to price increases related to improvements to the SilverHawk design. We expect our net revenue to increase as we continue to expand our sales force to increase penetration of the U.S. PAD market.

Cost of Revenue. Cost of revenue consists primarily of material, labor and overhead costs. Cost of revenue was $8.9 million for the three months ended March 31, 2005 as compared to $4.1 million for the three months ended March 31, 2004. The increase was primarily attributable to the increase in the number of SilverHawk devices sold. As a percentage of net revenue, cost of revenue was 41% in the three months ended March 31, 2005 as compared to 86% in the three months ended March 31, 2004. Primary factors that contributed to the decrease in the cost of revenue as a percentage of net revenue included improved absorption of manufacturing overhead costs associated with increased production volumes, improved purchasing efficiencies for supplies and materials, and improved labor and manufacturing efficiencies, partially offset by an increase in stock-based compensation of $135,000. We expect that cost of revenue as a percentage of net revenue will continue to decrease as we implement cost reduction initiatives and benefit from economies of scale.

Research and Development. Research and development expenses consist primarily of personnel and material costs within our product development, regulatory and clinical organizations and the costs of clinical studies. Research and development expenses were $2.4 million for the three months ended March 31, 2005 as compared to $1.2 million for the three months ended March 31, 2004. The increase was primarily attributable to a $827,000 increase in personnel related costs, a $247,000 increase in stock-based compensation and a $69,000 increase in consulting expenses. As a percentage of net revenue, research and development expenses were 11% in the three months ended March 31, 2005. In future periods, we expect research and development expenses to grow in absolute terms but remain consistent as a percentage of net revenue as we enhance the capabilities of the SilverHawk and explore new applications and indications for our plaque excision technology platform.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel costs for sales, marketing and administrative personnel, and costs associated with participation in medical conferences, physician symposia and promotional activities. Selling, general and administrative expenses were $17.1 million for the three months ended March 31, 2005 as compared to $5.7 million for the three months ended March 31, 2004. The increase was primarily attributable to a $7.6 million increase in personnel costs related to employment of additional sales and marketing personnel and sales commissions paid, a $386,000 increase in stock-based compensation, a $1.0 million increase in travel and related expenses, and a $642,000 increase in marketing and promotional activities. As a percentage of net revenue, selling, general and administrative expenses in the three months ended March 31, 2005 were 80%. We expect to incur additional operating costs, such as professional fees and insurance costs, related to the growth of our business and our operations as a public company. We expect selling, general and administrative expenses to increase in absolute terms as we expand our sales and marketing efforts and incur additional administrative costs, but to decrease as a percentage of net revenue as we leverage our existing selling, general and administrative infrastructure.

Interest and Other Income. Interest and other income was $419,000 for the three months ended March 31, 2005 as compared to $26,000 for the three months ended March 31, 2004. The increase in interest and other income is primarily attributable to higher average cash, cash equivalents, and investment balances that increased as a result of cash received from financing activities.

Beneficial Conversion Feature. The issuance of Series E convertible preferred stock resulted in a beneficial conversion feature, calculated in accordance with EITF No. 00-27, “Application of Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,”

to Certain Convertible Instruments,” based on the conversion price and fair value of the common stock on the date of issuance. Accordingly, we recognized $1.8 million as a charge to additional paid-in-capital to account for the deemed dividend on the convertible preferred stock for the three months ended March 31, 2004. The amount of the deemed dividend related to the beneficial conversion feature was recorded upon issuance of the convertible preferred stock, as the convertible preferred stock can be converted to common stock by the holder at any time.

Stock-Based Compensation

We record deferred stock-based compensation for financial reporting purposes as the difference between the exercise price of options granted to employees and directors and the estimated fair value of our common stock at the time of grant. Deferred stock-based compensation is amortized on a straight-line basis to cost of revenue, research and development expenses and selling, general and administrative expenses. Deferred stock-based compensation recorded through March 31, 2005 was $20.2 million, net of stock option cancellations, with accumulated amortization of $7.2 million. The remaining $13.0 million will be amortized over the vesting periods of the options, generally four years from the date of grant (assuming no additional cancellations). We currently expect to record amortization expense for deferred stock-based compensation as follows:

Period	Amount
Remaining 9 months of 2005	$3.6 million
2006	$4.8 million
2007	$3.9 million
2008	$0.7 million

Stock-based compensation expenses related to stock options granted to non-employees are recognized as the stock options are earned. The amount of stock-based compensation expenses to be recorded in future periods may decrease if unvested options are cancelled. Our stock-based compensation expenses will fluctuate as the fair market value of our common stock fluctuates. We recorded $574,000 and $209,000 in stock-based compensation expense in the three months ended March 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

On October 28, 2004, the Company completed an initial public offering of 4.5 million shares of its common stock. Additionally, on October 29, 2004, the underwriters exercised their over-allotment option of 675,000 shares. Proceeds from the offering, after deducting underwriting discounts and commissions but before expenses, were $67.4 million. As of March 31, 2005, we had $12.5 million of cash and cash equivalents, $45.0 million of short-term investments, $4.2 million of long-term investments, and $66.8 million of working capital.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of March 31, 2005:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year (*)	1-3 years (**)	3-5 years (**)	More than 5 years (**)
Operating leases	$5,582	$679	$2,452	$1,817	$634
Related party consulting agreement	1,242	225	900	117	—
Royalty obligation	60	60	—	—	—
Purchase agreement	5,657	—	5,657	—	—

	$12,541	$964	$9,009	$1,934	$634

(*)	Remaining 9 months.
(**)	Calendar year periods.

The long-term commitments under operating leases shown above consist of payments related to our real estate leases in Redwood City, California expiring December 2005 and August 2011.

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

In March 2005, the Company entered into a purchase agreement with one of its suppliers for certain manufacturing components used in the Company’s devices. Under the terms of this agreement, the Company will be required to make payments to the supplier for differences between actual purchase quantities and the minimum purchase quantities defined in the agreement.

Net Cash Used in Operating Activities. Net cash used in operating activities was $6.2 million for the three months ended March 31, 2005 compared to $6.2 million for the three months ended March 31, 2004. For each of these periods, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash allowances and provisions, depreciation and amortization, amortization of deferred stock-based compensation charges and increases in working capital requirements due to increased sales of the SilverHawk.

Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $8.9 million for the three months ended March 31, 2005 compared to net cash provided by investing activities of $2.3 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, net cash used in investing activities was attributable to purchases of investments and acquisition of property and equipment offset by sales or maturities of investments. For the three months ended March 31, 2004, net cash provided by investing activities was attributable to sales or maturities of investments offset by acquisition of property and equipment.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $26,000 for the three months ended March 31, 2005 compared to $4.8 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, net cash provided by financing activity was attributable to proceeds from issuance of common stock related to stock option exercises offset by repurchases of common stock. For the three months ended March 31, 2004, net cash provided by financing activity was attributable to issuance of convertible preferred stock and issuance of common stock related to stock option exercises.

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

Off-Balance-Sheet Arrangements. As of March 31, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Summary. We believe that our current cash, cash equivalents, investments, along with the cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to generate sufficient cash from operations or obtain additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

We expect to increase capital expenditures consistent with our anticipated growth in manufacturing, infrastructure and personnel. We also may increase our capital expenditures as we expand our product lines or invest to address new markets.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (revised 2004), (“SFAS No. 123(R)”). SFAS No. 123(R) would require companies to measure all stock-based compensation awards, including grants of employee stock options, using a fair value method and record such expense in the financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. On April 14, 2005, the Securities and Exchange Commission (SEC) approved a new rule for public companies that delays the effective date of SFAS 123(R). Under the SEC’s rule, SFAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005, which will require the Company to adopt this standard by January 1, 2006. The Company is in the process of assessing the impact of adopting this new standard.

Factors Affecting Future Operating Results

We have a limited history of operations and a history of net losses. Our cost of producing and selling goods is high relative to our sales. Consequently, we may not be able to achieve profitability even if we are able to generate significant revenue from sales of the SilverHawk.

We have a limited history of operations upon which you can evaluate our business. In particular, we incurred net losses of $6.5 million in the first quarter of 2005 and $29.9 million in the full year of 2004. As of March 31, 2005, we had an accumulated deficit of $80.0 million. We commenced full commercial sales of the SilverHawk in January 2004, and our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price.

Our cost of revenue was approximately 41% of our net revenue for the three months ended March 31, 2005 and approximately 86% of our net revenue for the three months ended March 31, 2004. We expect to continue to have high costs of revenue for the immediate future. In addition, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for the SilverHawk and devote substantial resources to our sales force expansion, sales and marketing programs and research and development activities. If over the long-term we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant revenue from sales of the SilverHawk. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

The SilverHawk is a novel product, and our success depends on its acceptance by the medical community as safe and effective. Important factors upon which the efficacy of the SilverHawk will be measured are long-term data on the rate of restenosis, or plaque regrowth following our procedure, and the corresponding duration of patency, or openness of the artery. Because our technology is relatively new in the treatment of PAD, to date there have been four single-center, clinical experiences with limited patient populations that have measured short-term restenosis and patency rates up to six months following treatment. There has been one single-center study measuring patency rates one year following treatment. None of these studies were conducted by us. We have not conducted, and do not have any current plans to conduct, studies designed to measure restenosis rates or patency rates after treatment with the SilverHawk. If we decide to conduct such studies in the future, they will be expensive and time consuming. Our TALON registry may produce limited subset data regarding restenosis and patency rates, but such an evaluation is not mandated by the registry protocol. Another important factor that physicians will consider is the rate of reintervention, or retreatment, following the SilverHawk procedure. Our TALON registry is designed to gather reintervention data, but we cannot provide any assurance that the data collected will be compelling to the medical community, because it may not be scientifically meaningful and may not demonstrate that the SilverHawk is an attractive procedure when compared against data from alternative procedures. In addition, the long-term effects of the SilverHawk procedure are not known. We expect one-year reintervention data from a subset of the TALON registry to be available during the second quarter of 2005.

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

The growth that we have experienced, and in the future may experience, provides challenges to our organization, requiring us to rapidly expand our sales personnel and manufacturing operations. Our sales force has increased from 69 direct sales representatives on December 31, 2004 to 89 on March 31, 2005, and we expect to continue to grow our sales force and invest heavily in recruiting and retaining sales representatives. We are also currently in the process of expanding our manufacturing operations significantly. Rapid expansion in personnel means that less experienced people may be producing and selling our product, which could result in unanticipated costs and disruptions to our operations. If we cannot scale and manage our business appropriately, our anticipated growth may be impaired and our financial results will suffer.

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

We rely on single and limited source suppliers for several of our components. For example, we rely on one vendor for our torque shaft, one vendor for our cutting blade motor, and one vendor for our flex circuit. These components are critical to the SilverHawk and there are few alternative sources of supply for them. We do not carry a significant inventory of these components. Identifying and qualifying additional or replacement suppliers for any of the components used in the SilverHawk, if required, may not be accomplished quickly or at all and could involve significant additional costs. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components used to manufacture the SilverHawk would limit our ability to manufacture our product and could therefore have a material adverse effect on our business, financial condition and results of operations.

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

The market for medical devices is highly competitive, dynamic, and marked by rapid and substantial technological development and product innovations. There are few barriers that would prevent new entrants or existing competitors from developing products that compete directly with ours. Demand for the SilverHawk could be diminished by equivalent or superior products and technologies offered by competitors. For example, drug-eluting stents have been developed for treating coronary artery disease and have been rapidly adopted. Cook is currently conducting clinical trials for the use of drug-eluting stents and Edwards is conducting clinical trials for the use of non-drug-eluting stents in the peripheral vasculature, each of which, if successful, may impact future SilverHawk sales. If we are unable to innovate successfully, the SilverHawk could become obsolete, and our revenue would decline as our customers purchase our competitors’ products.

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

We are also subject to medical device reporting regulations that require us to report to FDA if our product causes or contributes to a death or serious injury or malfunctions. As of March 31, 2005, FDA had received twenty-five reports of major complications during SilverHawk procedures, which complications included two deaths with no device implications, three stent and device interactions requiring surgery, seven stent and device interactions requiring intervention, five tip detachments requiring intervention, four tip detachments requiring intervention that were linked to having used the device without following instructions, one tip delamination, one tip detachment requiring surgical retrieval, one perforation treated interventionally, and one iliac perforation repaired surgically. The identification or increased frequency of serious safety risks could result in product recall or withdrawal of our clearance or approval.

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

For the quarter ended March 31, 2005, we derived less than 1% of revenue from international sales. Over the long term, we intend to grow our business internationally, and to do so we may need to attract third-party distributors to sell the SilverHawk internationally. Distributors may not commit the necessary resources to market and sell the SilverHawk to the level of our expectations. If we are unable to locate distributors in particular geographic areas, we may not realize expected long-term international revenue growth.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our directors, officers and principal stockholders each holding more than 5% of our common stock collectively will control approximately 55% of our outstanding common stock, assuming the exercise of all options held by such persons. As a result, these stockholders, if they act together, would be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

The cost of complying with the reporting requirements under the Securities and Exchange Act of 1934 are substantial. In addition, the Sarbanes-Oxley Act of 2002, along with other recent and proposed rules from the SEC and Nasdaq, have required further legal and financial compliance costs, and made some corporate actions more difficult. For example, compliance with the internal control requirements of Sarbanes-Oxley Section 404 requires us to commit significant resources to document and review the adequacy of our internal controls. While we are expending significant resources in developing the required documentation and testing procedures required by Section 404, we can provide no assurance as to conclusions by our external auditors with respect to the effectiveness of our internal controls over financial reporting. If we are unable to comply with the requirements of Section 404, we will have to issue a report that our internal controls are not effective, which could cause the market price of our stock to decline.

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

Our lock-up period is scheduled to expire in the second quarter of 2005, which may increase the short-term volatility of our stock.

Our lock-up period, if not otherwise modified, is scheduled to expire on May 14, 2005. Upon expiration of the lock-up period, approximately 17.7 million shares will be available for sale subject to any resale restrictions of the federal securities laws, including, in some instances, the limitations of Rules 144 and 701 under the Securities Act of 1933, as amended. The expiration of the lock-up period may result in near-term volatility in our stock.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at March 31, 2005 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of high quality government and corporate issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our short-term and long-term investments is 5 months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

We have operated mainly in the United States, and 100% and 98% of our sales were made in U.S. dollars for the three months ended March 31, 2005 and 2004, respectively. To date, we have not had any material exposure to foreign currency rate fluctuations.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is not presently party to any material litigation.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

We registered the initial public offering of our common stock, par value $0.001 per share, on a Registration Statement on Form S-1, as amended, (Registration No. 333-118191), which was declared effective on October 27, 2004. On October 28, 2004, we completed the initial public offering of our common stock by selling 4.5 million shares at $14.00 per share. Additionally, on October 29, 2004, the underwriters exercised their over-allotment option to purchase 675,000 shares at $14.00 per share. Proceeds from the offering after deducting underwriting discounts and commissions of $5.1 million, but before expenses were $67.4 million. The managing underwriters of the offering were J.P. Morgan Securities, Inc., Piper Jaffray & Co., Thomas Weisel Partners, LLC and William Blair & Company, LLC. From the time of receipt on November 2, 2004, we have applied the net proceeds from this offering toward working capital.

Of the $67.4 million in net proceeds, through March 31, 2005, we have spent approximately, $20.0 million for sales and marketing initiatives, $3.2 million for research and development activities and $17.6 million for operating and general corporate purposes. In addition, we invested the proceeds from the offering in short-term, investment grade, interest-bearing instruments.

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

ITEM 6.    EXHIBITS

Exhibit Number	Description

3.2*	Amended and Restated Certificate of Incorporation.

3.4*	Bylaws.

4.2*	Amended and Restated Specimen Common Stock certificate.

10.1*	Form of Indemnification Agreement for directors and executive officers.

10.2*	1997 Stock Plan.

10.3*	2004 Equity Incentive Plan.

10.4*	2004 Employee Stock Purchase Plan.

10.5*	2004 Preferred Stock Plan.

10.6*	Amended and Restated Investors’ Rights Agreement, dated February 24, 2004, by and among the Registrant and certain stockholders.

10.7*	First Amendment to Amended and Restated Investors’ Rights Agreement, dated May 21, 2004, by and among the Registrant and certain stockholders.

10.8*	Sublease Agreement, dated June 30, 2000, by and between the Registrant and Perclose, Inc. for office space located at 300 Saginaw Drive, Redwood City, California.

10.9*	First Amendment to Sublease Agreement, dated September 17, 2002, by and between the Registrant and Perclose, Inc.

10.10*	Office Building Lease, dated May 3, 2004, by and between the Registrant and Woodside Technology Center, LLC for office space located at 740 Bay Road, Redwood City, California.

10.11†*	Master License Agreement dated August 24, 1999, by and between the Registrant and Surmodics, Inc., as amended.

10.12*	Consulting Agreement dated May 21, 2004, by and between the Registrant and John B. Simpson.

10.13*	Second Amendment to Amended and Restated Investors’ Rights Agreement, dated October 25, 2004, by and among the Registrant and certain stockholders.

10.14†	Supplier Agreement between the Registrant and Norman Noble, Inc. dated March 25, 2005 .

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-118191), which was declared effective on October 27, 2004.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FoxHollow Technologies, Inc.

Date: May 13, 2005	By:	/s/ ROBERT W. THOMAS
Robert W. Thomas President and Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2005	By:	/s/ MATTHEW B. FERGUSON
Matthew B. Ferguson Chief Financial Officer (Principal Accounting and Financial Officer)