Form 10-Q
period 2005-06-30
FOXHOLLOW TECHNOLOGIES, INC.
filed 2005-07-29
CIK 1217688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Shares Outstanding at July 18, 2005
Common Stock, $0.001 par value	23,484,036

FOXHOLLOW TECHNOLOGIES, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$18,790	$27,506
Short-term investments	39,493	42,887
Accounts receivable, net of allowance for doubtful accounts of $790 at June 30, 2005 and $324 at December 31, 2004	14,060	7,666
Inventories	11,064	7,619
Prepaid expenses and other current assets	1,904	1,091

Total current assets	85,311	86,769

Property and equipment, net	6,476	3,506
Other assets	562	561

Total assets	$92,349	$90,836

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,640	$3,757
Accrued liabilities	8,433	5,406

Total liabilities	15,073	9,163

Stockholders’ equity;
Common stock: $0.001 par value per share	23	22
Additional paid-in capital	172,447	169,389
Deferred stock-based compensation, net	(11,636)	(14,202)
Other comprehensive loss	(98)	(41)
Accumulated deficit	(83,460)	(73,495)

Total stockholders’ equity	77,276	81,673

Total liabilities and stockholders’ equity	$92,349	$90,836

The accompanying notes are an integral part of these condensed financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue	$28,724	$7,497	$50,202	$12,272
Cost of revenue (1)	8,863	6,048	17,754	10,157

Gross profit	19,861	1,449	32,448	2,115

Operating expenses:
Research and development (1)	2,513	1,748	4,922	2,963
Selling, general and administrative (1)	21,272	8,538	38,392	14,207

Total operating expenses	23,785	10,286	43,314	17,170

Loss from operations	(3,924)	(8,837)	(10,866)	(15,055)

Interest and other income	484	30	903	56
Interest and other expense	(2)	(2)	(2)	(2)

Net loss	(3,442)	(8,809)	(9,965)	(15,001)

Dividend related to beneficial conversion feature of convertible preferred stock	—	(14,197)	—	(15,977)

Net loss attributable to common stockholders	$(3,442)	$(23,006)	$(9,965)	$(30,978)

Net loss per common share:
Basic and diluted	$(0.15)	$(29.65)	$(0.44)	$(43.82)

Weighted-average number of shares used in per common share calculations:
Basic and diluted	22,711	776	22,527	707

(1) Includes the following stock-based compensation charges:
Cost of revenue	$126	$100	$299	$138
Research and development	408	101	727	173
Selling, general and administrative	1,332	1,020	2,616	1,918

	$1,866	$1,221	$3,642	$2,229

The accompanying notes are an integral part of these condensed financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(9,965)	$(15,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	466	173
Depreciation and amortization	1,205	491
Gain on disposal of property and equipment	(57)	—
Amortization of deferred stock-based compensation	2,373	1,769
Stock-based compensation expense	1,269	460
Provision for excess and obsolete inventories	705	555
Changes in operating assets and liabilities:
Accounts receivable	(6,860)	(3,328)
Inventories	(4,150)	(1,656)
Prepaid expenses and other current assets	(813)	(116)
Other assets	(1)	(512)
Accounts payable	2,883	2,051
Accrued liabilities	3,199	1,637

Net cash used in operating activities	(9,746)	(13,477)

Cash flows from investing activities:
Acquisition of property and equipment	(4,276)	(1,528)
Proceeds from disposal of property and equipment	158	—
Sales or maturities of investments	26,063	4,875
Purchases of investments	(22,726)	(2,989)

Net cash provided by (used in) investing activities	(781)	358

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	—	29,532
Proceeds from exercise of options	208	95
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	1,609	—
Repurchase of common stock	(6)	—

Net cash provided by financing activities	1,811	29,627

Net increase (decrease) in cash and cash equivalents	(8,716)	16,508

Cash and cash equivalents, beginning of period	27,506	2,637

Cash and cash equivalents, end of period	$18,790	$19,145

Supplemental disclosure of noncash investing and financing activities:
Changes in net unrealized gains/losses on investments	$(57)	$—
Reversal of deferred stock-based compensation	(193)	—
Vesting of restricted stock	208	—
Dividend related to beneficial conversion feature of convertible preferred stock	—	15,977
Deferred stock-based compensation	—	10,842

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any future period. These condensed financial statements and notes should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2004. Certain items in the prior period’s financial statements have been reclassified to conform to the current period’s format.

NOTE 2—Accounting for Stock-Based Compensation:

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock- Based Compensation-Transition and Disclosure—an amendment of FASB Statement No. 123.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price. Employee stock-based compensation is amortized on a straight-line basis over the vesting period of the underlying options.

SFAS No. 123 defines the “fair value” based method of accounting for an employee stock option or similar equity investment. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(3,442)	$(23,006)	$(9,965)	$(30,978)
Add: Employee stock-based compensation included in reported net loss	1,171	970	2,373	1,769
Deduct: Employee total stock-based compensation determined under fair value method	(3,979)	(856)	(5,787)	(1,674)

Pro forma net loss attributable to common stockholders	$(6,250)	$(22,892)	$(13,379)	$(30,883)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(0.15)	$(29.65)	$(0.44)	$(43.82)

Pro forma	$(0.28)	$(29.50)	$(0.59)	$(43.68)

The fair values of option grants and the employee stock purchase plan (“ESPP”) were estimated as of the grant date or purchase date using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility. The Company’s stock options and ESPP have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimates.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (revised 2004), (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all stock-based compensation awards, including grants of employee stock options, using a fair value method and record such expense in the financial statements. SFAS No. 123(R), as amended, is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005, which requires the Company to adopt this standard commencing January 1, 2006 (see Note 7).

The amounts disclosed above are not necessarily indicative of the amounts that will be expensed upon adoption of SFAS No. 123(R) “Share-Based Payment”. Compensation expense calculated under SFAS No. 123(R) may differ from amounts currently disclosed within these footnotes based on changes in the fair value of the Company’s common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS No. 123(R), the Company may choose to use a different valuation model to value the compensation expense associated with employee stock options.

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

NOTE 3—Net Loss Per Common Share:

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding, excluding shares of common stock subject to repurchase, during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including options, warrants, and convertible preferred stock. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(3,442)	$(8,809)	$(9,965)	$(15,001)
Dividend related to beneficial conversion feature of convertible preferred stock	—	(14,197)	—	(15,977)

Net loss attributable to common stockholders	$(3,442)	$(23,006)	$(9,965)	$(30,978)

Denominator:
Weighted-average common shares outstanding	23,258	776	23,135	707
Less: Weighted-average unvested common shares subject to repurchase	(547)	—	(608)	—

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	22,711	776	22,527	707

The following outstanding options, convertible preferred stock, and warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	June 30,
	2005	2004
Convertible preferred stock	—	15,158
Options to purchase common stock	4,438	3,862
Warrants to purchase convertible preferred stock	—	213

	4,438	19,233

NOTE 4—Comprehensive Income:

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gain/(loss) on investments represent the only component of other comprehensive loss that is excluded from the Company’s net loss.

NOTE 5—Investments:

Investments consisted of the following (in thousands):

Investments	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
At June 30, 2005
US Government securities (maturities less than one year)	$29,143	$—	$(84)	$29,059
Corporate bonds (maturities less than one year)	10,448	5	(19)	10,434

Total	$39,591	$5	$(103)	$39,493

At December 31, 2004
US Government securities (maturities less than one year)	$32,306	$1	$(21)	$32,286
Corporate bonds (maturities less than one year)	10,622	7	(28)	10,601

Total	$42,928	$8	$(49)	$42,887

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the statements of operations.

NOTE 6—Inventories:

Inventories consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$6,096	$4,833
Work in process	1,884	1,366
Finished goods	3,084	1,420

	$11,064	$7,619

NOTE 7—Recent Accounting Pronouncements:

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends APB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29,” (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We believe that the adoption of SFAS No. 153 will not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (revised 2004), (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all stock-based compensation awards, including grants of employee stock options, using a fair value method and record such expense in the financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) as amended, is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005, which will require the Company to adopt this standard commencing January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, “TOPIC 14: Share-based payment.” SAB No. 107 addresses the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 was effective immediately. The Company is in the process of assessing the impact of adopting these new standards.

NOTE 8—Subsequent Event:

In July 2005, the Company entered into a noncancelable operating lease for its Edison Way facility that expires on February 28, 2007, with the first payment scheduled to commence on September 1, 2005. In conjunction with the facility lease, the Company paid a security deposit in the amount of $9,000, which will be classified as other long term assets. In addition to monthly base rent, the Company is subject to utility and maintenance fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying condensed financial statements and footnotes contained in Item 1 of this report to provide an understanding of our results of operations, financial condition, and changes in financial condition. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, plans for growth and future operations, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Factors Affecting Future Operating Results .” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. MD&A is organized as follows:

•	Company description. This section provides a general description and history of our business, including details regarding our organization and customer base and capsule financial information regarding our results of operations.

•	Results of operations. This section provides our analysis and outlook for the significant line items on our statements of operations.

•	Stock-based compensation. This section provides the method and financial reporting of our accounting for stock options granted to employees and to non-employees.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2005.

•	Recent accounting pronouncements. This section describes the issuance and effects of new accounting pronouncements.

•	Factors affecting future operating results. This section discusses the most significant factors that could affect our future financial results. The factors discussed in this section are in addition to factors that may be described in the MD&A captions discussed above and elsewhere in this report.

Company Description. We design, develop, manufacture and sell medical devices primarily for the treatment of peripheral artery disease. PAD results from the accumulation of plaque in arteries, most commonly occurring in the pelvis and legs. Plaque accumulation, known as atherosclerosis, causes the narrowing of arteries, thereby reducing the flow of oxygenated blood to tissue and organs. Left untreated, PAD increases the risk of heart attack, stroke, amputation and death. Our first product, the SilverHawk Plaque Excision System, is a minimally-invasive catheter system that treats PAD by removing plaque in order to reopen narrowed or blocked arteries. The SilverHawk consists of two primary components, a low profile catheter and a battery-driven control unit that connects to the catheter, both of which are disposable. In June 2003, the U.S. Food and Drug Administration, or FDA, granted us 510(k) clearance to market the SilverHawk in the United States for treatment of atherosclerosis in the peripheral vasculature, which includes arteries outside the heart and brain.

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

We are expanding our direct sales force in the United States to further penetrate the PAD market. We have increased our sales force from 69 direct sales representatives as of December 31, 2004 to 119 as of June 30, 2005, and we expect to continue to grow our sales force. We market the SilverHawk through our direct sales force in the United States primarily to interventional cardiologists, as well as to vascular surgeons and interventional radiologists. We sell the SilverHawk to over 800 current hospital customers in the United States. No single customer accounted for more than 5% of our net revenue in the three or six month periods ended June 30, 2005. Reimbursement claims for the SilverHawk procedure are typically submitted by the hospital and physician to Medicare or other third-party payors using established billing codes for atherectomy procedures.

We manufacture the SilverHawk with parts manufactured in-house and components supplied by vendors, which we then assemble, test and package. We offer six different SilverHawk catheters of various diameters and tip lengths to accommodate differing artery sizes and amounts of plaque.

For the six months ended June 30, 2005, we generated net revenue of $50.2 million and a net loss of $10.0 million. As of June 30, 2005, our accumulated deficit was $83.5 million. As of June 30, 2005, our cash, cash equivalents and investment balances totaled $58.3 million. On October 28, 2004, we completed an initial public offering of 4.5 million shares of our common stock. Additionally, on October 29, 2004, the underwriters of the offering exercised their over-allotment option to purchase 675,000 shares. Proceeds from the offering after deducting underwriting discounts and commissions but before expenses were $67.4 million.

Results of Operations

Three Months Ended June 30, 2005 and June 30, 2004

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net revenue:

	Three Months Ended June 30,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$28,724	100%	$7,497	100%
Cost of revenue (1)	8,863	31%	6,048	81%

Gross profit	19,861	69%	1,449	19%

Operating expenses
Research and development (1)	2,513	9%	1,748	23%
Selling, general and administrative (1)	21,272	74%	8,538	114%

Total operating expenses	23,785	83%	10,286	137%

Loss from operations	(3,924)	-14%	(8,837)	-118%

Interest and other income	484	2%	30	0%
Interest and other expense	(2)	0%	(2)	0%

Net loss	$(3,442)	-12%	$(8,809)	-118%

(1) Includes the following stock-based compensation charges:
Cost of revenue	$126		$100
Research and development	408		101
Selling, general and administrative	1,332		1,020

	$1,866		$1,221

Net Revenue. Net revenue is derived from sales of the SilverHawk. Net revenue was $28.7 million for the three months ended June 30, 2005 as compared to $7.5 million for the three months ended June 30, 2004. The increase in net revenue is attributable to an increase in the number of SilverHawk devices sold as well as a 36% increase in the average sales price per unit. The increase in the number of devices sold is primarily attributable to an increase in the number of hospital customers purchasing our devices as we have expanded our sales force. We expect our net revenue to increase as we continue to expand our sales force to increase penetration of the U.S. PAD market.

Cost of Revenue. Cost of revenue consists primarily of material, labor and overhead costs. Cost of revenue was $8.9 million for the three months ended June 30, 2005 as compared to $6.0 million for the three months ended June 30, 2004. The increase was primarily attributable to the increase in the number of SilverHawk devices sold. As a percentage of net revenue, cost of revenue was 31% in the three months ended June 30, 2005 as compared to 81% in the three months ended June 30, 2004. Primary factors that contributed to the decrease in the cost of revenue as a percentage of net revenue included improved absorption of manufacturing overhead costs associated with increased production volumes, improved purchasing efficiencies for supplies and materials, and improved labor and manufacturing efficiencies. We expect that cost of revenue as a percentage of net revenue will continue to decrease as we implement cost reduction initiatives and benefit from economies of scale.

Research and Development. Research and development expenses consist primarily of personnel and material costs within our product development, regulatory and clinical organizations and the costs of clinical studies. Research and development expenses were $2.5 million for the three months ended June 30, 2005 as compared to $1.7 million for the three months ended June 30, 2004. The increase was primarily attributable to an $888,000 increase in personnel related costs and a $307,000 increase in stock-based compensation offset by a $455,000 decrease in cost of materials used in product development. As a percentage of net revenue, research and development expenses were 9% in the three months ended June 30, 2005 as compared to 23% in the three months ended June 30, 2004. In future periods, we expect research and development expenses to grow in absolute terms but remain consistent as a percentage of net revenue as we enhance the capabilities of the SilverHawk and explore new applications and indications for our plaque excision technology platform.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel costs for sales, marketing and administrative personnel, and costs associated with participation in medical conferences, physician symposia and promotional activities. Selling, general and administrative expenses were $21.3 million for the three months ended June 30, 2005 as compared to $8.5 million for the three months ended June 30, 2004. The increase was primarily attributable to a $8.6 million increase in costs related to employment of additional sales and marketing personnel and sales commissions paid, a $1.6 million increase in travel and related expenses, a $495,000 increase in marketing and promotional activities, and a $312,000 increase in stock-based compensation. As a percentage of net revenue, selling, general and administrative expenses in the three months ended June 30, 2005 were 74% as compared to 114% in the three months ended June 30, 2004. We expect to incur additional operating costs, such as professional fees and insurance costs, related to the growth of our business and our operations as a public company. We expect selling, general and administrative expenses to continue to increase in absolute terms as we expand our sales and marketing efforts, but to decrease as a percentage of net revenue as we leverage our existing selling, general and administrative infrastructure.

Interest and Other Income. Interest and other income were $484,000 for the three months ended June 30, 2005 as compared to $30,000 for the three months ended June 30, 2004. The increase in interest and other income is primarily attributable to higher average cash, cash equivalents, and investment balances that increased as a result of cash received from financing activities.

Interest and Other Expense. Interest and other expense were $2,000 for each of the three month periods ended June 30, 2005 and 2004.

Beneficial Conversion Feature. The issuance of Series E convertible preferred stock resulted in a beneficial conversion feature, calculated in accordance with EITF No. 00-27, “Application of Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” to Certain Convertible Instruments,” based on the conversion price and fair value of the common stock on the date of issuance. Accordingly, we recognized $14.2 million as a charge to additional paid-in-capital to account for the deemed dividend on the convertible preferred stock for the three months ended June 30, 2004. The amount of the deemed dividend related to the beneficial conversion feature was recorded upon issuance of the convertible preferred stock, as the convertible preferred stock was convertible to common stock by the holder at any time.

Six Months Ended June 30, 2005 and June 30, 2004

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net revenue:

	Six Months Ended June 30,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$50,202	100%	$12,272	100%
Cost of revenue (1)	17,754	35%	10,157	83%

Gross profit	32,448	65%	2,115	17%

Operating expenses
Research and development (1)	4,922	10%	2,963	24%
Selling, general and administrative (1)	38,392	76%	14,207	116%

Total operating expenses	43,314	86%	17,170	140%

Loss from operations	(10,866)	-22%	(15,055)	-123%

Interest and other income	903	2%	56	1%
Interest and other expense	(2)	0%	(2)	0%

Net loss	$(9,965)	-20%	$(15,001)	-122%

(1) Includes the following stock-based compensation charges:
Cost of revenue	$299		$138
Research and development	727		173
Selling, general and administrative	2,616		1,918

	$3,642		$2,229

Net Revenue. Net revenue was $50.2 million for the six months ended June 30, 2005 as compared to $12.3 million for the six months ended June 30, 2004. The increase in net revenue is attributable to an increase in the number of SilverHawk devices sold as well as a 29% increase in the average sales price per unit. The increase in the number of devices sold is primarily attributable to an increase in the number of hospital customers purchasing our devices as we have expanded our sales force.

Cost of Revenue. Cost of revenue was $17.8 million for the six months ended June 30, 2005 as compared to $10.2 million for the six months ended June 30, 2004. The increase is primarily attributable to the increase in the number of SilverHawk devices sold. As a percentage of net revenue, cost of revenue was 35% in the six months ended June 30, 2005 as compared to 83% in the six months ended June 30, 2004. Primary factors that contributed to the decrease in the cost of revenue as a percentage of net revenue include improved absorption of manufacturing overhead costs associated with increased production volumes, improved purchasing efficiencies for supplies and materials, and improved labor and manufacturing efficiencies.

Research and Development. Research and development expenses were $4.9 million for the six months ended June 30, 2005 as compared to $3.0 million for the six months ended June 30, 2004. The increase is primarily attributable to a $1.7 million increase in personnel related costs and a $554,000 increase in stock-based compensation offset by a $410,000 decrease in cost of materials used in product development and a $193,000 decrease in expenses related to clinical trials. As a percentage of net revenue, research and development expenses were 10% in the six months ended June 30, 2005 as compared to 24% in the six months ended June 30, 2004.

Selling, General and Administrative. Selling, general and administrative expenses were $38.4 million for the six months ended June 30, 2005 as compared to $14.2 million for the six months ended June 30, 2004. The increase is primarily attributable to a $16.2 million increase in costs related to employment of additional sales and marketing personnel and sales commissions paid, a $2.6 million increase in travel and related expenses, a $1.2 million increase in marketing and promotional activities, and a $698,000 increase in stock-based compensation. As a percentage of net revenue, selling, general and administrative expenses in the six months ended June 30, 2005 were 76% as compared to 116% in the six months ended June 30, 2004.

Interest and Other Income. Interest and other income were $903,000 for the six months ended June 30, 2005 as compared to $56,000 for the six months ended June 30, 2004. The increase in interest and other income is primarily attributable to higher average cash, cash equivalents, and investment balances that increased as a result of cash received from financing activities.

Interest and Other Expense. Interest and other expense were $2,000 for each of the six month periods ended June 30, 2005 and 2004.

Beneficial Conversion Feature. The issuance of Series E convertible preferred stock resulted in a beneficial conversion feature, calculated in accordance with EITF No. 00-27, “Application of Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” to Certain Convertible Instruments,” based on the conversion price and fair value of the common stock on the date of issuance. Accordingly, we recognized $16.0 million as a charge to additional paid-in-capital to account for the deemed dividend on the convertible preferred stock for the six months ended June 30, 2004. The amount of the deemed dividend related to the beneficial conversion feature was recorded upon issuance of the convertible preferred stock, as the convertible preferred stock was convertible to common stock by the holder at any time.

Stock-Based Compensation

We record deferred stock-based compensation for financial reporting purposes as the difference between the exercise price of options granted to employees and directors and the estimated fair value of our common stock at the time of grant. Deferred stock-based compensation is amortized on a straight-line basis to cost of revenue, research and development and selling, general and administrative expenses. Deferred stock-based compensation recorded through June 30, 2005 was $20.2 million, net of stock option cancellations, with accumulated amortization of $8.5 million. The remaining $11.7 million will be amortized over the vesting periods of the options, generally four years from the date of grant (assuming no additional cancellations). We currently expect to record amortization expense for deferred stock-based compensation as follows:

Period	Amount
Remaining 6 months of 2005	$2.3 million
2006	$4.8 million
2007	$3.9 million
2008	$0.7 million

Stock-based compensation expenses related to stock options granted to non-employees are recognized as the stock options are earned. The amount of stock-based compensation expenses to be recorded in future periods may decrease if unvested options are cancelled. Our stock-based compensation expenses will fluctuate as the fair market value of our common stock fluctuates. We recorded $1.3 million and $460,000 in stock-based compensation expense in the six months ended June 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

On October 28, 2004, the Company completed an initial public offering of 4.5 million shares of its common stock. Additionally, on October 29, 2004, the underwriters exercised their over-allotment option of 675,000 shares. Proceeds from the offering, after deducting underwriting discounts and commissions but before expenses, were $67.4 million. As of June 30, 2005, we had $18.8 million of cash and cash equivalents, $39.5 million of investments, and $70.2 million of working capital.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of June 30, 2005:

	Payments Due by Period (in thousands)
	Total	Remainder of 2005	2006	2007	2008	2009	After 2009
Operating leases	$5,356	$453	$781	$817	$854	$890	$1,561
Related party consulting agreement	1,167	150	300	300	300	117	—
Royalty obligation	40	40	—	—	—	—	—
Supplier agreement	5,657	—	2,829	—	2,828	—	—

	$12,220	$643	$3,910	$1,117	$3,982	$1,007	$1,561

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

Net Cash Used in Operating Activities. Net cash used in operating activities was $9.7 million for the six months ended June 30, 2005 compared to $13.5 million for the six months ended June 30, 2004. For each of these periods, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash allowances and provisions, depreciation and amortization, amortization of deferred stock-based compensation charges and increases in working capital requirements due to increased sales of the SilverHawk.

Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $781,000 for the six months ended June 30, 2005 compared to net cash provided by investing activities of $358,000 for the six months ended June 30, 2004. For the six months ended June 30, 2005, net cash used in investing activities was attributable to purchases of investments and acquisition of property and equipment offset by sales or maturities of investments and proceeds from disposal of property and equipment. For the six months ended June 30, 2004, net cash provided by investing activities was attributable to sales or maturities of investments offset by purchases of investments and acquisition of property and equipment.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2005 compared to $29.6 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, net cash provided by financing activity was attributable to proceeds from issuance of common stock related to stock option exercises and issuance of common stock under the employee stock purchase plan offset by repurchases of common stock. For the six months ended June 30, 2004, net cash provided by financing activities was attributable to issuance of convertible preferred stock and issuance of common stock related to stock option exercises.

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

•	revenue generated by sales of the SilverHawk;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	rate of progress and cost of our research and development activities;

•	costs of obtaining and maintaining FDA and other regulatory clearances of the SilverHawk;

•	effects of competing technological and market developments; and

•	size, number and timing of acquisitions and other strategic transactions.

Off-Balance-Sheet Arrangements. As of June 30, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Summary. We believe that our current cash, cash equivalents and investment balances, along with the cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to generate sufficient cash from operations or obtain additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

We expect to increase capital expenditures consistent with our anticipated growth in manufacturing, infrastructure and personnel. We also may increase our capital expenditures as we expand our product lines or invest to address new markets.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”). SFAS 151 amends APB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29,” (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” (revised 2004), (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all stock-based compensation awards, including grants of employee stock options, using a fair value method and record such expense in the financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) as amended, is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005, which will require the Company to adopt this standard commencing January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, “TOPIC 14: Share-based payment.” SAB No. 107 addresses the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 was effective immediately. The Company is in the process of assessing the impact of adopting these new standards.

Factors Affecting Future Operating Results

We have a limited history of operations and a history of net losses. We may not be able to achieve profitability even if we are able to generate significant revenue from sales of the SilverHawk.

We have a limited history of operations upon which you can evaluate our business. In particular, we incurred net losses of $10.0 million in the first six months of 2005 and $29.9 million in the full year of 2004. As of June 30, 2005, we had an accumulated deficit of $83.5 million. We commenced full commercial sales of the SilverHawk in January 2004, and our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price. In addition, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for the SilverHawk and devote substantial resources to our sales force expansion, sales and marketing programs and research and development activities. If over the long-term we are unable to reduce our cost of operations relative to our net revenue, we may not achieve profitability even if we are able to generate significant revenue from sales of the SilverHawk. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

We depend on a single product, the SilverHawk. If the SilverHawk fails to gain or loses market acceptance, our business will suffer.

The SilverHawk is our only product, and we are wholly dependent on it. We expect that sales of the SilverHawk in the United States will account for substantially all of our revenue for the foreseeable future. Because of its fairly recent commercial introduction, the SilverHawk has limited product and brand recognition. We do not know if the SilverHawk will be successful over the long term. Market acceptance of the SilverHawk may be hindered if physicians are not presented with compelling data from long-term studies of the safety and efficacy of the SilverHawk compared against alternative procedures, such as angioplasty, stenting or bypass grafting. We have no current plans to conduct such comparative studies. In addition, demand for the SilverHawk may decline or may not increase as quickly as we expect. Failure of the SilverHawk to significantly penetrate current or new markets would negatively impact our business, financial condition and results of operations.

There exists limited long-term data regarding the safety and efficacy of the SilverHawk. Future long-term data may not be positive or consistent with data currently available, which would affect the rate at which our device is adopted.

The SilverHawk is a novel product, and our success depends on its acceptance by the medical community as safe and effective. Important factors upon which the efficacy of the SilverHawk will be measured are long-term data on the rate of restenosis, or plaque regrowth following our procedure, and the corresponding duration of patency, or openness of the artery. Because our technology is relatively new in the treatment of PAD, to date there have been two single-center, clinical experiences with limited patient populations that have measured short-term restenosis and patency rates up to one year following treatment. Neither of these studies were conducted by us. We have not conducted, and do not have any current plans to conduct, studies designed to measure restenosis rates or patency rates after treatment with the SilverHawk. If we decide to conduct such studies in the future, they will be expensive and time consuming.

Our TALON registry may produce limited subset data regarding restenosis and patency rates, but such an evaluation is not mandated by the registry protocol. Another important factor that physicians will consider is the rate of reintervention, or retreatment, following the SilverHawk procedure. In June 2005, we announced one-year reintervention data from a small subset of our TALON registry. We cannot provide any assurance that the data collected will be compelling to the medical community, because it may not be scientifically meaningful and may not demonstrate that the SilverHawk is an attractive procedure when compared against data from alternative procedures. In addition, the long-term effects of the SilverHawk procedure are not known.

The results of limited long-term data and of short-term clinical experience of the SilverHawk do not necessarily predict long-term clinical benefit. Restenosis rates usually increase over time, and typically two-year restenosis rates are substantially higher than one-year results. We believe that physicians will compare the rates of long-term restenosis and reintervention for the SilverHawk procedure against alternative procedures, such as angioplasty, stenting and bypass grafting. If long-term rates of restenosis and reintervention do not meet physicians’ expectations, the SilverHawk may not become widely adopted and physicians may recommend alternative treatments for their patients. Other significant factors that physicians will consider include acute safety data on complications that occur during the SilverHawk procedure. If the results obtained from any future clinical studies or clinical or commercial experience indicate that the SilverHawk is not as safe or effective as other treatment options or as prior short-term or long-term data would suggest, adoption of our product may suffer and our business would be harmed.

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

If we want to market the SilverHawk in the United States for use in coronary or carotid arteries, we will need to conduct further clinical trials and obtain premarket approval from FDA. We previously began a clinical trial in support of FDA approval for use of the SilverHawk in the coronary arteries. Based on 172 patients treated in this trial, we experienced 37 serious adverse events in treating 28 patients, including 10 perforations, two cases of emergency bypass surgery, three cases of stroke, 14 cases of heart attack and eight patient deaths. We voluntarily halted enrollment so that we could incorporate safety and design improvements into our coronary product. We believe that these serious adverse events resulted from a number of factors, including the patients’ overall poor health, the complexity of treating the bifurcated lesions called for under the trial protocol, and the application of our device in the coronary arteries, which are extremely small and constantly move as the heart beats. We are currently evaluating recent design modifications through a feasibility trial that is being conducted in Europe. Pending the outcome of the feasibility trial, we may conduct a new trial in the U.S. to evaluate the safety and efficacy of the SilverHawk in the coronary arteries. FDA will require that we resubmit an application for an Investigational Device Exemption, or IDE, before we can commence our coronary clinical trial in the U.S. Such a resubmission will add significant time to the regulatory approval process for the use of the SilverHawk in coronary arteries. If FDA approves our IDE and we commence a coronary clinical trial with our redesigned product, we do not know whether that trial will be successful. Even if we believe a clinical trial demonstrates promising safety and efficacy data, such results may not be sufficient to obtain FDA approval. Without conducting and successfully completing further clinical studies, our ability to market the SilverHawk will be limited and our revenue expectations may not be realized.

If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be adversely affected.

The growth that we have experienced, and in the future may experience, provides challenges to our organization, requiring us to rapidly expand our sales personnel and manufacturing operations. Our sales force has increased from 69 direct sales representatives on December 31, 2004 to 119 on June 30, 2005, and we expect to continue to grow our sales force and invest heavily in recruiting and retaining sales representatives. We are also currently in the process of expanding our manufacturing operations significantly. Rapid expansion in personnel means that less experienced people may be producing and selling our product, which could result in unanticipated costs and disruptions to our operations. If we cannot scale and manage our business appropriately, our anticipated growth may be impaired and our financial results will suffer.

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

If our manufacturing operations are unable to meet demand for the SilverHawk, our revenue could be impaired, market acceptance for the SilverHawk could be adversely affected, and our customers might instead purchase our competitors’ products.

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

We compete against very large and well-known stent and angioplasty device manufacturers, including Abbott Laboratories, Boston Scientific, Cook, Guidant, Johnson & Johnson and Medtronic. We also compete against smaller manufacturers, including, among others: ev3, a manufacturer of peripheral vascular stents and angioplasty devices; Spectranetics, a manufacturer of excimer lasers for the treatment of coronary artery disease and PAD; W. L. Gore, (Medical Products Division), a manufacturer of endoprostheses stent-grafts; and Vascular Architects, a manufacturer of stents. There are also several other companies that provide products used by surgeons in peripheral bypass procedures. Other competitors include pharmaceutical companies that manufacture drugs for the treatment of mild to moderate PAD. Many of our competitors have significantly greater financial and human capital resources than we do and have established reputations, as well as worldwide distribution channels that are more effective than ours. Competition with these companies could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

The market for medical devices is highly competitive, dynamic, and marked by rapid and substantial technological development and product innovations. There are few barriers that would prevent new entrants or existing competitors from developing products that compete directly with ours. Demand for the SilverHawk could be diminished by equivalent or superior products and technologies offered by competitors. For example, drug-eluting stents have been developed for treating coronary artery disease and have been rapidly adopted. Cook is currently conducting clinical trials for the use of drug-eluting stents and Edwards is conducting clinical trials for the use of non-drug-eluting stents in the peripheral vasculature, each of which, if successful, may impact future SilverHawk sales. We are also aware of at least two other companies, Cardiovascular Systems, Inc. and Pathway Medical, developing plaque-removal devices intended for the treatment of PAD. If we are unable to innovate successfully or if new competitors emerge, the SilverHawk could become obsolete, and our revenue would decline as our customers purchase our competitors’ products.

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

We are aware of patent families related to catheter positioning and atherectomy, or plaque removal, owned or licensed by Guidant. Johnson & Johnson has entered into a definitive agreement to acquire Guidant, expected to close in the third quarter. With regard to atherectomy patents, one of our founders, Dr. John Simpson, founded a company prior to founding our company that developed an atherectomy device that is currently sold by Guidant, and he is a listed inventor on several patents covering that device. Those patents are now held by Guidant. Guidant’s device is currently marketed and sold for use in coronary arteries. We are not currently aware of any claims Guidant has made or intends to make against us. Because of a doctrine known as “assignor estoppel,” if any of Dr. Simpson’s earlier patents are asserted against us by Guidant, we may be prevented from asserting an invalidity defense regarding those patents, and our defense may be compromised. Guidant has significantly greater financial resources than we do to pursue patent litigation and can assert these patent families against us at any time. Adverse determinations in such litigation could prevent us from manufacturing or selling the SilverHawk, which would have a significant adverse impact on our business.

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

We may acquire companies, products or technologies that we believe to be complementary to the present or future direction of our business. If we engage in such acquisitions, we may have difficulty integrating the acquired personnel, financials, operations, products or technologies. Acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, subject us to liabilities, and increase our risk of litigation which could harm our business. If we use cash to acquire companies, products or technologies, it may divert resources otherwise available for other purposes. If we use our common stock to acquire companies, products or technologies, it may substantially dilute the percentage of the company held by stockholders who own securities prior to the acquisition.

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

We are also subject to medical device reporting regulations that require us to report to FDA if our product causes or contributes to a death or serious injury or malfunctions. For the second quarter of 2005, there were seven medical device reports associated with procedures where the SilverHawk was used that were filed with the FDA. These filings included two reported deaths: one resulting from a perforation during an off label coronary procedure and the second resulting from a non-device related cerebral aneurysm. The remaining five reported complications consisted of one amputation due to thrombosis during a procedure conducted in the presence of contra-indicated knowledge of a hypercoagulable state, one stent and device interaction requiring surgery, one stent and device interaction requiring intervention, one possible embolization of plaque, and one intervention to remove a mandrel that had inadvertently remained attached to the device following manufacture. We have subsequently modified our manufacturing process to eliminate this use of mandrels. The identification or increased frequency of serious safety risks could result in product recall or withdrawal of our clearance or approval.

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

Our directors, officers and principal stockholders each holding more than 5% of our common stock collectively will control approximately 51% of our outstanding common stock, assuming the exercise of all options held by such persons. As a result, these stockholders, if they act together, would be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

In addition, the changes in securities laws and regulations may make it more difficult and more expensive for us to maintain directors and officers liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments also could make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly with regard to our audit committee.

Recent changes in the required accounting treatment for stock options will have a material negative impact on our financial statements and may affect our stock price.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” pursuant to which we must measure all stock-based compensation awards, including grants of employee stock options, using a fair value-based method and record such expense in our financial statements. This requirement to expense stock-based compensation awards is to take effect for public companies for annual periods beginning after June 15, 2005, thus we are required to adopt this standard commencing January 1, 2006. Currently, we disclose such expenses on a pro forma basis in the notes to our financial statements, but we do not record a charge for employee stock option expense in the financial statements. The inclusion of employee stock-option expense in accordance with SFAS No. 123(R) will cause our reported earnings to decrease, which may affect our stock price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at June 30, 2005 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of high quality government and corporate issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our investments is 10 months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

We have operated mainly in the United States, and 100% and 99% of our sales were made in U.S. dollars for the three months ended June 30, 2005 and 2004, respectively and 100% and 99% for the six months ended June 30, 2005 and 2004 respectively. To date, we have not had any material exposure to foreign currency rate fluctuations.

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

During the quarter, we have spent the remaining net proceeds from the initial public offering. Of the $67.4 million in net proceeds, through June 30, 2005, we spent approximately, $34.9 million for sales and marketing initiatives, $5.0 million for research and development activities and $27.5 million for operating and general corporate purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an annual meeting on June 16, 2005 at our corporate headquarters in Redwood City, California. The first item of business was the election of two Class I directors. The nominees elected were Robert W. Thomas and Tomoaki Hinohara, M.D. All nominees were elected by a majority of votes present at the meeting as follows:

Name	Votes For	Votes Withheld
Robert W. Thomas	17,000,055	59,346
Tomoaki Hinohara, M.D.	16,066,141	993,260

The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2005, was ratified with 17,017,992 votes in favor, 2,339 against and 39,070 abstentions.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
3.2*	Amended and Restated Certificate of Incorporation.

3.4*	Bylaws.

4.2*	Amended and Restated Specimen Common Stock certificate.

10.1*	Form of Indemnification Agreement for directors and executive officers.

10.2*	1997 Stock Plan.

10.3*	2004 Equity Incentive Plan.

10.4*	2004 Employee Stock Purchase Plan.

10.5*	2004 Preferred Stock Plan.

10.6*	Amended and Restated Investors’ Rights Agreement, dated February 24, 2004, by and among the Registrant and certain stockholders.

10.7*	First Amendment to Amended and Restated Investors’ Rights Agreement, dated May 21, 2004, by and among the Registrant and certain stockholders.

10.8*	Sublease Agreement, dated June 30, 2000, by and between the Registrant and Perclose, Inc. for office space located at 300 Saginaw Drive, Redwood City, California.

10.9*	First Amendment to Sublease Agreement, dated September 17, 2002, by and between the Registrant and Perclose, Inc.

10.10*	Office Building Lease, dated May 3, 2004, by and between the Registrant and Woodside Technology Center, LLC for office space located at 740 Bay Road, Redwood City, California.

10.11†*	Master License Agreement dated August 24, 1999, by and between the Registrant and Surmodics, Inc., as amended.

10.12*	Consulting Agreement dated May 21, 2004, by and between the Registrant and John B. Simpson.

10.13*	Second Amendment to Amended and Restated Investors’ Rights Agreement, dated October 25, 2004, by and among the Registrant and certain stockholders.

10.14†**	Supplier Agreement between the Registrant and Norman Noble, Inc. dated March 25, 2005 .

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-118191), which was declared effective on October 27, 2004.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.
**	Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2005 filed May 13, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FoxHollow Technologies, Inc.

Date: July 29, 2005	By:	/s/ Robert W. Thomas
Robert W. Thomas President and Chief Executive Officer and Director (Principal Executive Officer)

Date: July 29, 2005	By:	/s/ Matthew B. Ferguson
Matthew B. Ferguson Chief Financial Officer
(Principal Accounting and Financial Officer)