Form 10-Q
period 2005-09-30
FOXHOLLOW TECHNOLOGIES, INC.
filed 2005-11-01
CIK 1217688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Shares Outstanding at October 15, 2005
Common Stock, $0.001 par value	23,752,912

FOXHOLLOW TECHNOLOGIES, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$27,201	$27,506
Short-term investments	35,257	42,887
Accounts receivable, net of allowance for doubtful accounts of $910 at September 30, 2005 and $324 at December 31, 2004	18,349	7,666
Inventories	14,605	7,619
Prepaid expenses and other current assets	2,202	1,091

Total current assets	97,614	86,769

Property and equipment, net	7,983	3,506
Other assets	564	561

Total assets	$106,161	$90,836

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,936	$3,757
Accrued liabilities	10,925	5,406
Deferred revenue	8,569	—

Total liabilities	27,430	9,163

Stockholders’ equity:
Common stock: $0.001 par value per share	23	22
Additional paid-in capital	174,071	169,389
Deferred stock-based compensation, net	(10,308)	(14,202)
Other comprehensive loss	(109)	(41)
Accumulated deficit	(84,946)	(73,495)

Total stockholders’ equity	78,731	81,673

Total liabilities and stockholders’ equity	$106,161	$90,836

The accompanying notes are an integral part of these condensed financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenue	$36,076	$11,581	$86,278	$23,853
Cost of revenue (1)	9,821	6,977	27,575	17,134

Gross profit	26,255	4,604	58,703	6,719

Operating expenses:
Research and development (1)	2,759	1,539	7,681	4,502
Selling, general and administrative (1)	25,419	10,547	63,811	24,754

Total operating expenses	28,178	12,086	71,492	29,256

Loss from operations	(1,923)	(7,482)	(12,789)	(22,537)
Interest and other income	463	61	1,366	117
Interest and other expense	(26)	—	(28)	(2)

Net loss	(1,486)	(7,421)	(11,451)	(22,422)
Dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	(15,977)

Net loss attributable to common stockholders	$(1,486)	$(7,421)	$(11,451)	$(38,399)

Net loss per common share:
Basic and diluted	$(0.06)	$(6.83)	$(0.50)	$(46.04)

Weighted-average number of shares used in per common share calculations:
Basic and diluted	23,189	1,087	22,748	834

(1) Includes the following stock-based compensation charges:

Cost of revenue	$126	$209	$425	$347
Research and development	197	120	924	293
Selling, general and administrative	1,872	1,460	4,488	3,377

	$2,195	$1,789	$5,837	$4,017

The accompanying notes are an integral part of these condensed financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(11,451)	$(22,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	586	258
Depreciation and amortization	2,147	822
Gain on disposal of property and equipment	(33)	—
Amortization of deferred stock-based compensation	3,544	3,249
Stock-based compensation expense	2,293	768
Provision for excess and obsolete inventories	810	797
Changes in operating assets and liabilities:
Accounts receivable	(11,269)	(4,984)
Inventories	(7,796)	(4,275)
Deferred cost of revenue	—	45
Prepaid expenses and other current assets	(1,111)	(1,083)
Other assets	(3)	(456)
Accounts payable	4,179	3,166
Accrued liabilities	5,811	1,383
Deferred revenue	8,569	(45)

Net cash used in operating activities	(3,724)	(22,777)

Cash flows from investing activities:
Acquisition of property and equipment	(6,749)	(2,594)
Proceeds from disposal of property and equipment	158	—
Sales or maturities of investments	40,931	7,833
Purchases of investments	(33,369)	(4,458)

Net cash provided by investing activities	971	781

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	—	29,532
Proceeds from exercise of options	859	943
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	1,609	—
Repurchase of convertible preferred stock	—	(17)
Repurchase of common stock	(20)	(10)

Net cash provided by financing activities	2,448	30,448

Net increase (decrease) in cash and cash equivalents	(305)	8,452
Cash and cash equivalents, beginning of period	27,506	2,637

Cash and cash equivalents, end of period	$27,201	$11,089

Supplemental disclosure of noncash investing and financing activities:
Changes in net unrealized gains on investments	$(68)	$—
Reversal of deferred stock-based compensation	(350)	—
Vesting of restricted stock	326	334
Dividend related to beneficial conversion feature of convertible preferred stock	—	15,977
Deferred stock-based compensation	—	15,821

The accompanying notes are an integral part of these condensed financial statements.

FOXHOLLOW TECHNOLOGIES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Organization and Basis of Presentation:

Organization

FoxHollow Technologies, Inc. (the “Company”) designs, develops, manufactures and sells medical devices primarily for the treatment of peripheral artery disease (“PAD”). PAD results from the accumulation of plaque in the arteries. The Company sells the SilverHawk Plaque Excision System (“SilverHawk”), a minimally-invasive single-use catheter system designed for removal of plaque from arteries. Plaque removal re-opens previously narrowed arteries, allowing increased blood flow to tissue and organs. In June 2003, the U.S. Food and Drug Administration (“FDA”) granted 510(k) clearance to market the SilverHawk for treatment of atherosclerosis in the peripheral vasculature. In September 2005, the Company entered into a Collaboration and License Agreement with Merck & Co., Inc. (the “Merck Collaboration Agreement”), pursuant to which the Company and Merck agreed to collaborate on the analysis of atherosclerotic plaque removed from patient arteries (see Note 9). The Company was incorporated in the state of Delaware on September 24, 1996. On October 28, 2004, the Company completed an initial public offering of 4.5 million shares of its common stock at $14.00 per share. Additionally, on October 29, 2004, the underwriters exercised their over-allotment option to purchase 675,000 shares at $14.00 per share. Proceeds from the offering after deducting underwriting discounts and commissions but before expenses were $67.4 million.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any future period. These condensed financial statements and notes should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2004. Certain items in the prior period’s financial statements have been reclassified to conform to the current period’s format.

NOTE 2—Significant Accounting Policy Update:

Revenue Recognition

The Company generates revenue from the sale of SilverHawk devices and through plaque analysis related to the Merck Collaboration Agreement. The Company recognizes product revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized; persuasive evidence of an arrangement exists; title has transferred; the fee is fixed and determinable; and collectibility is reasonably assured. The Company recognizes plaque analysis revenue related to the Merck Collaboration Agreement in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” The Merck Collaboration Agreement provides for an initial payment which covers costs associated with the Company’s responsibilities and for the rights granted to Merck during the initial year of the research collaboration. This initial payment is recognized as deferred revenue. The Company will recognize plaque analysis revenue as it fulfills its obligations.

FOXHOLLOW TECHNOLOGIES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 3—Accounting for Stock-Based Compensation:

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

SFAS No. 123 defines the “fair value” based method of accounting for an employee stock option or similar equity investment. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(1,486)	$(7,421)	$(11,451)	$(38,399)
Add: Employee stock-based compensation included in reported net loss	1,171	1,271	3,544	3,040
Deduct: Employee total stock-based compensation determined under fair value method	(4,653)	(1,433)	(10,440)	(3,107)

Pro forma net loss attributable to common stockholders	$(4,968)	$(7,583)	$(18,347)	$(38,466)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(0.06)	$(6.83)	$(0.50)	$(46.04)

Pro forma	$(0.21)	$(6.98)	$(0.81)	$(46.12)

The fair values of option grants and the employee stock purchase plan (“ESPP”) were estimated as of the grant date or purchase date using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (revised 2004), (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all stock-based compensation awards, including grants of employee stock options, using a fair value method and record such expense in the financial statements. SFAS No. 123(R), as amended, is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005, which requires the Company to adopt this standard commencing January 1, 2006 (see Note 10).

The amounts disclosed above are not necessarily indicative of the amounts that will be expensed upon adoption of SFAS No. 123(R). Compensation expense calculated under SFAS No. 123(R) may differ from

FOXHOLLOW TECHNOLOGIES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(unaudited)

amounts currently disclosed within these footnotes based on changes in the fair value of the Company’s common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in expected volatility, interest rates or other factors.

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

NOTE 4—Net Loss Per Common Share:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(1,486)	$(7,421)	$(11,451)	$(22,422)
Dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	(15,977)

Net loss attributable to common stockholders	$(1,486)	$(7,421)	$(11,451)	$(38,399)

Denominator:
Weighted-average common shares outstanding	23,646	1,690	23,305	1,035
Less: Weighted-average unvested common shares subject to repurchase	(457)	(603)	(557)	(201)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	23,189	1,087	22,748	834

FOXHOLLOW TECHNOLOGIES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following outstanding options, convertible and restricted preferred stock, and warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	September 30,
	2005	2004
Convertible preferred stock	—	15,213
Restricted preferred stock	—	146
Options to purchase common stock	4,210	3,922
Warrants to purchase convertible preferred stock	—	213

	4,210	19,494

NOTE 5—Comprehensive Income:

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gain/(loss) on investments represent the only component of other comprehensive loss that is excluded from the Company’s net loss.

NOTE 6—Investments:

Investments consisted of the following (in thousands):

Investments	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
At September 30, 2005
US Government securities (maturities less than one year)	$20,272	$—	$(94)	$20,178
Corporate bonds (maturities less than one year)	15,094	—	(15)	15,079

Total	$35,366	$—	$(109)	$35,257

At December 31, 2004
US Government securities (maturities less than one year)	$32,306	$1	$(21)	$32,286
Corporate bonds (maturities less than one year)	10,622	7	(28)	10,601

Total	$42,928	$8	$(49)	$42,887

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the statements of operations.

FOXHOLLOW TECHNOLOGIES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 7—Inventories:

Inventories consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$9,119	$4,833
Work in process	2,895	1,366
Finished goods	2,591	1,420

	$14,605	$7,619

NOTE 8—Warranties:

The Company maintains a warranty allowance for the estimated amount of replacement cost of all products which are found to be defective. The amount of allowance is based upon analyses of historical replacements as well as changes in design and reliability. Warranty costs are reflected in the statement of operations as a cost of goods sold. A reconciliation of the changes in the Company’s warranty liability for the nine months ended September 30, 2005 and 2004 follows (in thousands):

	September 30,
	2005	2004
Balance at December 31, 2004 and 2003	$207	$52
Add: Accruals for warranties	597	716
Less: Cost of replacements	(566)	(601)

Balance at September 30, 2005 and 2004	$238	$167

NOTE 9—Deferred Revenue:

In September 2005, the Company entered into the Merck Collaboration Agreement, pursuant to which the Company and Merck agreed to collaborate on the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers of atherosclerotic disease progression. Certain payments made by Merck to the Company thereunder must be recognized as revenue on a deferred basis. Upon execution of the Merck Collaboration Agreement, the Company received initial cash payments of $9 million to cover costs associated with the Company’s responsibilities and for the rights granted to Merck during the initial year of the research collaboration. During the three and nine months ended September 30, 2005, the Company recognized $431,000 as revenue and will continue to recognize plaque analysis revenue as it fulfills its obligations and delivers tissue samples under the Merck Collaboration Agreement.

NOTE 10—Recent Accounting Pronouncements:

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

FOXHOLLOW TECHNOLOGIES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(unaudited)

after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29,” (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (revised 2004), (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all stock-based compensation awards, including grants of employee stock options, using a fair value method and record such expense in the financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) as amended, is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005, which will require the Company to adopt this standard commencing January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, “TOPIC 14: Share-based payment.” SAB No. 107 addresses the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 was effective immediately. The Company has completed its preliminary assessment of the impact of adopting these new standards.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying condensed financial statements and footnotes contained in Item 1 of this report to provide an understanding of our results of operations, financial condition, and changes in financial condition. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, plans for growth and future operations, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Factors Affecting Future Operating Results.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. MD&A is organized as follows:

•	Company description. This section provides a general description and history of our business, including details regarding our organization and customer base and capsule financial information regarding our results of operations.

•	Results of operations. This section provides our analysis and outlook for the significant line items on our statements of operations.

•	Stock-based compensation. This section provides the method and financial reporting of our accounting for stock options and other equity instruments granted to employees and to non-employees.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2005.

•	Recent accounting pronouncements. This section describes the issuance and effects of new accounting pronouncements.

•	Factors affecting future operating results. This section discusses the most significant factors that could affect our future financial results. The factors discussed in this section are in addition to factors that may be described in the MD&A captions discussed above and elsewhere in this report.

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

We are expanding our direct sales force in the United States to further penetrate the PAD market. We have increased our sales force from 69 direct sales representatives as of December 31, 2004 to 141 as of September 30, 2005, and we expect to continue to grow our sales force. We market the SilverHawk through our direct sales force in the United States primarily to interventional cardiologists, vascular surgeons and interventional radiologists. We sell the SilverHawk to 1,000 current hospital customers in the United States. No single customer accounted for more than 5% of our net revenue in the three month or the nine month periods ended September 30, 2005. Reimbursement claims for the SilverHawk procedure are typically submitted by the hospital and physician to Medicare or other third-party payors using established billing codes for procedures that treat atherosclerosis in the peripheral vasculature.

We manufacture the SilverHawk with parts manufactured in-house and components supplied by vendors, which we then assemble, test and package. We offer seven different SilverHawk catheters of various diameters and tip lengths to accommodate differing artery sizes and amounts of plaque.

In September 2005, we consolidated manufacturing operations into our Redwood City, California, building, which serves as our headquarters. This 60,000 square foot facility represents a three-fold increase over our previous facility. This expansion of our manufacturing facility has resulted in expanded production area and clean room space and enhanced research and development labs. The completion of the facility expansion increases our production capacity from approximately 15,000 to 25,000 units per quarter.

In September 2005, we entered into the Merck Collaboration Agreement through which we agreed with Merck to collaborate on the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression. The Merck Collaboration Agreement provides for a research collaboration of up to three years and consists of an initial one-year research term that Merck may, at its discretion, extend for one or two additional years. As part of this research collaboration, we will provide Merck with exclusive access to existing atherosclerotic plaque samples collected from patients having vascular disease using the SilverHawk Plaque Excision System as well as new samples to be collected pursuant to agreed upon protocols and criteria. Upon execution of the Merck Collaboration Agreement, we received initial cash payments of $9 million to cover costs associated with our responsibilities and for the rights granted to Merck during the initial year of the research collaboration. We may also be entitled to additional payments of at least $7 million and up to $31 million over the following two years, if Merck elects to extend the research collaboration beyond its initial one year term and/or exercise an option to maintain exclusive access to our atherosclerotic plaque samples. We may derive further revenue from Merck for milestone payments based on the progress of clinical development of any pharmaceutical or diagnostic products arising from work under the research collaboration, as well as royalties on sales of any such products.

For the nine months ended September 30, 2005, we generated net revenue of $86.3 million and a net loss of $11.5 million. As of September 30, 2005, our accumulated deficit was $84.9 million. As of September 30, 2005, our cash, cash equivalents and investment balances totaled $62.5 million. On October 28, 2004, we completed an initial public offering of 4.5 million shares of our common stock. Additionally, on October 29, 2004, the underwriters of the offering exercised their over-allotment option to purchase 675,000 shares. Proceeds from the offering after deducting underwriting discounts and commissions but before expenses were $67.4 million.

Results of Operations

Three Months Ended September 30, 2005 and September 30, 2004

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net revenue:

	Three Months Ended September 30,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$36,076	100%	$11,581	100%
Cost of revenue (1)	9,821	27%	6,977	60%

Gross profit	26,255	73%	4,604	40%

Operating expenses
Research and development (1)	2,759	8%	1,539	13%
Selling, general and administrative (1)	25,419	70%	10,547	91%

Total operating expenses	28,178	78%	12,086	104%

Loss from operations	(1,923)	-5%	(7,482)	-64%
Interest and other income	463	1%	61	1%
Interest and other expense	(26)	0%	—	0%

Net loss	$(1,486)	-4%	$(7,421)	-63%

(1)	Includes the following stock-based compensation charges:

Cost of revenue	$126	$209
Research and development	197	120
Selling, general and administrative	1,872	1,460

	$2,195	$1,789

Net Revenue. Net revenue is derived from sales of the SilverHawk and revenue related to the Merck Collaboration Agreement. Net revenue was $36.1 million for the three months ended September 30, 2005 as compared to $11.6 million for the three months ended September 30, 2004. The increase in net revenue is attributable to an increase in the number of SilverHawk devices sold, a 32% increase in the average sales price per unit and $431,000 of revenue recognized from the delivery of tissue samples related to the Merck Collaboration Agreement. The increase in the number of devices sold is primarily attributable to an increase in the number of hospital customers purchasing our devices as we have expanded our sales force. We expect our net revenue to increase as we continue to expand our sales force to increase penetration of the U.S. PAD market.

Cost of Revenue. Cost of revenue consists primarily of material, labor and overhead costs. Cost of revenue was $9.8 million for the three months ended September 30, 2005 as compared to $7.0 million for the three months ended September 30, 2004. The increase was primarily attributable to the increase in the number of SilverHawk devices sold. As a percentage of net revenue, cost of revenue was 27% in the three months ended September 30, 2005 as compared to 60% in the three months ended September 30, 2004. Primary factors that contributed to the decrease in the cost of revenue as a percentage of net revenue included an increase in the average sales price per unit, continued improvements related to the absorption of manufacturing overhead costs associated with increased production volumes, improved purchasing efficiencies for supplies and materials, and improved labor and manufacturing efficiencies. We expect that cost of revenue as a percentage of net revenue will continue to decrease as we implement cost reduction initiatives and benefit from economies of scale.

Research and Development. Research and development expenses consist primarily of personnel and material costs within our product development, regulatory and clinical organizations and the costs of clinical studies. Research and development expenses were $2.8 million for the three months ended September 30, 2005 as compared to $1.5 million for the three months ended September 30, 2004. The increase was primarily attributable to a $914,000 increase in personnel related costs, a $260,000 increase in expenses related to clinical trials and a $77,000 increase in stock-based compensation offset by a $309,000 decrease in materials used in product development. As a percentage of net revenue, research and development expenses were 8% in the three months ended September 30, 2005 as compared to 13% in the three months ended September 30, 2004. In future periods, we expect research and development expenses to grow in absolute terms but remain consistent as a percentage of net revenue as we enhance the capabilities of the SilverHawk and explore new applications and indications for our plaque excision technology platform.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel related costs and costs associated with participation in medical conferences, physician symposia and promotional activities. Selling, general and administrative expenses were $25.4 million for the three months ended September 30, 2005 as compared to $10.5 million for the three months ended September 30, 2004. The increase was primarily attributable to a $10.7 million increase in costs related to employment of additional sales and marketing personnel and sales commissions paid, an $1.2 million increase in travel and related expenses, a $969,000 increase in marketing and promotional activities, and a $412,000 increase in stock-based compensation. As a percentage of net revenue, selling, general and administrative expenses in the three months ended September 30, 2005 were 70% as compared to 91% in the three months ended September 30, 2004. We expect to incur additional operating costs, such as professional fees and insurance costs, related to the growth of our business and our operations as a public company. We expect selling, general and administrative expenses to continue to increase in absolute terms as we expand our sales and marketing efforts, but to decrease as a percentage of net revenue as we leverage our existing selling, general and administrative infrastructure.

Interest and Other Income. Interest and other income were $463,000 for the three months ended September 30, 2005 as compared to $61,000 for the three months ended September 30, 2004. The increase in interest and other income is primarily attributable to higher average cash, cash equivalents, and investment balances that increased as a result of cash received from financing activities.

Interest and Other Expense. Interest and other expense were $26,000 for the three months ended September 30, 2005 as compared to $0 for the three months ended September 30, 2004. The increase in interest and other expense is primarily attributable to losses on disposal of property and equipment.

Nine Months Ended September 30, 2005 and September 30, 2004

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net revenue:

	Nine Months Ended September 30,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$86,278	100%	$23,853	100%
Cost of revenue (1)	27,575	32%	17,134	72%

Gross profit	58,703	68%	6,719	28%

Operating expenses
Research and development (1)	7,681	9%	4,502	19%
Selling, general and administrative (1)	63,811	74%	24,754	104%

Total operating expenses	71,492	83%	29,256	123%

Loss from operations	(12,789)	-15%	(22,537)	-95%
Interest and other income	1,366	2%	117	0%
Interest and other expense	(28)	0%	(2)	0%

Net loss	$(11,451)	-13%	$(22,422)	-95%

(1)	Includes the following stock-based compensation charges:

Cost of revenue	$425	$347
Research and development	924	293
Selling, general and administrative	4,488	3,377

	$5,837	$4,017

Net Revenue. Net revenue was $86.3 million for the nine months ended September 30, 2005 as compared to $23.9 million for the nine months ended September 30, 2004. The increase in net revenue is attributable to an increase in the number of SilverHawk devices sold, a 28% increase in the average sales price per unit and $431,000 of revenue recognized from the delivery of tissue samples related to the Merck Collaboration Agreement. The increase in the number of devices sold is primarily attributable to an increase in the number of hospital customers purchasing our devices as we have expanded our sales force.

Cost of Revenue. Cost of revenue was $27.6 million for the nine months ended September 30, 2005 as compared to $17.1 million for the nine months ended September 30, 2004. The increase is primarily attributable to the increase in the number of SilverHawk devices sold. As a percentage of net revenue, cost of revenue was 32% in the nine months ended September 30, 2005 as compared to 72% in the nine months ended September 30, 2004. Primary factors that contributed to the decrease in the cost of revenue as a percentage of net revenue included an increase in the average sales price per unit, continued improvements related to the absorption of manufacturing overhead costs associated with increased production volumes, improved purchasing efficiencies for supplies and materials, and improved labor and manufacturing efficiencies.

Research and Development. Research and development expenses were $7.7 million for the nine months ended September 30, 2005 as compared to $4.5 million for the nine months ended September 30, 2004. The increase is primarily attributable to a $2.6 million increase in personnel related costs, a $631,000 increase in stock-based compensation and a $67,000 increase in expenses related to clinical trials offset by a $745,000 decrease in materials used in product development. As a percentage of net revenue, research and development expenses were 9% in the nine months ended September 30, 2005 as compared to 19% in the nine months ended September 30, 2004.

Selling, General and Administrative. Selling, general and administrative expenses were $63.8 million for the nine months ended September 30, 2005 as compared to $24.8 million for the nine months ended September 30, 2004. The increase is primarily attributable to a $26.9 million increase in costs related to employment of additional sales and marketing personnel and sales commissions paid, a $3.9 million increase in travel and related expenses, a $2.3 million increase in marketing and promotional activities, and an $1.1 million increase in stock-based compensation. As a percentage of net revenue, selling, general and administrative expenses in the nine months ended September 30, 2005 were 74% as compared to 104% in the nine months ended September 30, 2004.

Interest and Other Income. Interest and other income were $1.4 million for the nine months ended September 30, 2005 as compared to $117,000 for the nine months ended September 30, 2004. The increase in interest and other income is primarily attributable to higher average cash, cash equivalents, and investment balances that increased as a result of cash received from financing activities.

Interest and Other Expense. Interest and other expense were $28,000 for the nine months ended September 30, 2005 as compared to $2,000 for the nine months ended September 30, 2004. The increase in interest and other expense is primarily attributable to losses on disposal of property and equipment.

Beneficial Conversion Feature. The issuance of Series E convertible preferred stock resulted in a beneficial conversion feature, calculated in accordance with EITF No. 00-27, “Application of Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” to Certain Convertible Instruments,” based on the conversion price and fair value of the common stock on the date of issuance. Accordingly, we recognized $16.0 million as a charge to additional paid-in-capital to account for the deemed dividend on the convertible preferred stock for the nine months ended September 30, 2004. The amount of the deemed dividend related to the beneficial conversion feature was recorded upon issuance of the convertible preferred stock, as the convertible preferred stock was convertible to common stock by the holder at any time.

Stock-Based Compensation

We record deferred stock-based compensation for financial reporting purposes as the difference between the exercise price of options granted to employees and directors and the estimated fair value of our common stock at the time of grant. Deferred stock-based compensation is amortized on a straight-line basis to cost of revenue, research and development and selling, general and administrative expenses. Deferred stock-based compensation recorded through September 30, 2005 was $20.0 million, net of stock option cancellations, with accumulated amortization of $9.7 million. The remaining $10.3 million will be amortized over the vesting periods of the options, generally four years from the date of grant (assuming no additional cancellations). We currently expect to record amortization expense for deferred stock-based compensation as follows:

Period	Amount
Remaining 3 months of 2005	$1.2 million
2006	$4.7 million
2007	$3.8 million
2008	$0.6 million

Stock-based compensation expenses related to stock options granted to non-employees are recognized as the stock options are earned. The amount of stock-based compensation expenses to be recorded in future periods may decrease if unvested options are cancelled. Our stock-based compensation expenses will fluctuate as the fair market value of our common stock fluctuates. We recorded $1.0 million and $308,000 in stock-based compensation expense in the three months ended September 30, 2005 and 2004, respectively, and $2.3 million and $768,000 in the nine months ended September 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

On October 28, 2004, the Company completed an initial public offering of 4.5 million shares of its common stock. Additionally, on October 29, 2004, the underwriters exercised their over-allotment option of 675,000 shares. Proceeds from the offering, after deducting underwriting discounts and commissions but before expenses, were $67.4 million. As of September 30, 2005, we had $27.2 million of cash and cash equivalents, $35.3 million of investments, and $70.2 million of working capital.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of September 30, 2005:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2005	2006	2007	2008	2009	After 2009
	(in thousands)
Operating leases	$5,350	$321	$889	$835	$854	$890	$1,561
Related party consulting agreement	1,092	75	300	300	300	117	—
Royalty obligation	20	20	—	—	—	—	—
Purchase agreement	5,657	—	2,829	—	2,828	—	—

	$12,119	$416	$4,018	$1,135	$3,982	$1,007	$1,561

The long-term commitments under operating leases shown above consist of payments related to our real estate leases in Redwood City, California expiring December 2005 and August 2011 and our real estate lease in Menlo Park, California expiring May 2007.

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

Net Cash Used in Operating Activities. Net cash used in operating activities was $3.7 million for the nine months ended September 30, 2005 compared to $22.8 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash allowances and provisions, depreciation and amortization, amortization of deferred stock-based compensation charges and increases in working capital requirements due to increased sales of the SilverHawk offset by deferred revenue from the Merck Collaboration Agreement. For the nine months ended September 30, 2004, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash allowances and provisions, depreciation and amortization, amortization of deferred stock-based compensation charges and increases in working capital requirements due to increased sales of the SilverHawk.

Net Cash Provided by Investing Activities. Net cash provided by investing activities was $971,000 for the nine months ended September 30, 2005 compared to $781,000 for the nine months ended September 30, 2004.

For each of these periods, net cash provided by investing activities was primarily attributable to sales or maturities of investments offset by purchases of investments and acquisition of property and equipment.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $2.4 million for the nine months ended September 30, 2005 compared to $30.4 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, net cash provided by financing activities was attributable to proceeds from the issuance of common stock related to stock option exercises and the issuance of common stock under the employee stock purchase plan offset by repurchases of common stock. For the nine months ended September 30, 2004, net cash provided by financing activities was attributable to the proceeds from the issuance of convertible preferred stock and the issuance of common stock related to stock option exercises offset by repurchases of convertible preferred stock and repurchases of common stock.

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

•	revenue generated by sales of the SilverHawk;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	rate of progress and cost of our research and development activities;

•	costs of obtaining and maintaining FDA and other regulatory clearances of the SilverHawk;

•	effects of competing technological and market developments;

•	size, number and timing of acquisitions and other strategic transactions; and

•	revenue generated by the Merck Collaboration Agreement.

Off-Balance-Sheet Arrangements. As of September 30, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29,” (“SFAS No. 153”). SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” (revised 2004), (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all stock-based compensation awards, including grants of employee stock options, using a fair value method and record such expense in the financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) as amended, is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005, which will require the Company to adopt this standard commencing January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, “TOPIC 14: Share-based payment.” SAB No. 107 addresses the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 was effective immediately. The Company has completed its preliminary assessment of the impact of adopting these new standards.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial statements

Factors Affecting Future Operating Results

We depend on a single product, the SilverHawk. If the SilverHawk fails to gain or loses market acceptance, our business will suffer.

The SilverHawk is our only product, and we are wholly dependent on it. We expect that sales of the SilverHawk in the United States will account for a substantial portion of our revenue for the foreseeable future. Because of its fairly recent commercial introduction, the SilverHawk has limited product and brand recognition. We do not know if the SilverHawk will be successful over the long term. Market acceptance of the SilverHawk may be hindered if physicians are not presented with compelling data from long-term studies of the safety and efficacy of the SilverHawk compared against alternative procedures, such as angioplasty, stenting or bypass grafting. We have no current plans to conduct such comparative studies. In addition, demand for the SilverHawk may decline or may not increase as quickly as we expect. Failure of the SilverHawk to significantly penetrate current or new markets would negatively impact our business, financial condition and results of operations.

There exists limited long-term data regarding the safety and efficacy of the SilverHawk. Future long-term data may not be positive or consistent with data currently available, which would affect the rate at which our device is adopted.

The SilverHawk is a novel product, and our success depends on its acceptance by the medical community as safe and effective. Important factors upon which the efficacy of the SilverHawk will be measured are long-term data on the rate of restenosis, or plaque regrowth following our procedure, and the corresponding duration of patency, or openness of the artery. Because our technology is relatively new in the treatment of PAD, to date there have been two single-center, clinical experiences with limited patient populations that have measured short-term restenosis and patency rates up to one year following treatment. Neither of these studies were conducted by us. We plan to conduct studies designed to measure restenosis rates or patency rates after treatment with the SilverHawk. These studies may be expensive and time consuming and the results may not prove favorable for the SilverHawk device.

Our TALON registry may produce limited subset data regarding restenosis and patency rates, but such an evaluation is not mandated by the registry protocol. Another important factor that physicians will consider is the rate of reintervention, or retreatment, following the SilverHawk procedure. In October 2005, we announced consistent reintervention data on a much larger group of patients from the TALON registry. We cannot provide any assurance that the data collected will be compelling to the medical community, because it may not be scientifically meaningful and may not demonstrate that the SilverHawk is an attractive procedure when compared against data from alternative procedures. In addition, the long-term effects of the SilverHawk procedure are not known.

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

We have a limited history of operations and a history of net losses that may prevent us from achieving or maintaining profitability.

We have a limited history of operations upon which you can evaluate our business. In particular, we incurred net losses of $11.5 million in the first nine months of 2005 and $29.9 million in the full year of 2004. As of September 30, 2005, we had an accumulated deficit of $84.9 million. We commenced full commercial sales of the SilverHawk in January 2004, and our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price. In addition, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for the SilverHawk and devote substantial resources to our sales force expansion, sales and marketing programs and research and development activities. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

If we want to market the SilverHawk in the United States for use in coronary or carotid arteries, we will need to conduct further clinical trials and obtain premarket approval from FDA. We previously began a clinical trial in support of FDA approval for use of the SilverHawk in the coronary arteries. Based on 172 patients treated in this trial, we experienced 37 serious adverse events in treating 28 patients, including 10 perforations, two cases of emergency bypass surgery, three cases of stroke, 14 cases of heart attack and eight patient deaths. We voluntarily halted enrollment so that we could incorporate safety and design improvements into our coronary product. We believe that these serious adverse events resulted from a number of factors, including the patients’ overall poor health, the complexity of treating the bifurcated lesions called for under the trial protocol, and the application of our device in the coronary arteries, which are extremely small and constantly move as the heart beats. We are currently evaluating design modifications made earlier this year through a feasibility trial that is being conducted in Europe. Pending the outcome of the feasibility trial, we may conduct a new trial in the U.S. to evaluate the safety and efficacy of the SilverHawk in the coronary arteries. FDA will require that we resubmit an application for an Investigational Device Exemption, or IDE, before we can commence our coronary clinical trial in the U.S. Such a resubmission will add significant time to the regulatory approval process for the use of the SilverHawk in coronary arteries. If FDA approves our IDE and we commence a coronary clinical trial with our redesigned product, we do not know whether that trial will be successful. Even if we believe a clinical trial demonstrates promising safety and efficacy data, such results may not be sufficient to obtain FDA approval. Without conducting and successfully completing further clinical studies, our ability to market the SilverHawk will be limited and our revenue expectations may not be realized.

If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be adversely affected.

The growth that we have experienced, and in the future may experience, provides challenges to our organization, requiring us to rapidly expand our sales personnel and manufacturing operations. Our sales force has increased from 69 direct sales representatives on December 31, 2004 to 141 on September 30, 2005, and we expect to continue to grow our sales force and invest aggressively in expanded sales and marketing activities. We are also currently in the process of expanding our manufacturing operations significantly. Rapid expansion in personnel means that less experienced people may be producing and selling our product, which could result in unanticipated costs and disruptions to our operations. If we cannot scale and manage our business appropriately, our anticipated growth may be impaired and our financial results will suffer.

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

Because we have only limited experience in manufacturing the SilverHawk in commercial quantities, we may encounter unforeseen situations that would result in delays or shortfalls. For example, in June 2004, we initiated a voluntary recall of two lots of the SilverHawk due to the possibility of improper sterilization at one of two approved sterilization facilities. We may encounter difficulties and delays in manufacturing the SilverHawk for the following additional reasons:

•	we are in the process of significantly expanding our manufacturing operations, and our production processes may have to change to accommodate this growth;

•	key components of the SilverHawk are currently provided by a single supplier or limited number of suppliers, and we do not maintain large inventory levels of these components;

•	to increase our manufacturing output significantly, we will have to attract and retain qualified employees, who are in short supply, for the assembly and testing operations; and

•	all of our manufacturing occurs at a single facility and if we were to lose availability of this facility due to earthquake, fire, natural disaster or other disruptions, our operations would be significantly impaired.

If our manufacturing operations are unable to meet demand for the SilverHawk, our revenue could be impaired, market acceptance for the SilverHawk could be adversely affected, and our customers might instead purchase our competitors’ products. Additionally, although we maintain business interruption insurance, there can be no assurance that the proceeds of such insurance would be sufficient to offset any loss that we might incur or that we would be able to retain our customer base if operations were disrupted.

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

We rely on single and limited source suppliers for several of our components. For example, we rely on one vendor for our torque shaft and one vendor for our cutting blade motor. These components are critical to the SilverHawk and there are few alternative sources of supply for them. We do not carry a significant inventory of these components. Identifying and qualifying additional or replacement suppliers for any of the components used in the SilverHawk, if required, may not be accomplished quickly or at all and could involve significant additional costs. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components used to manufacture the SilverHawk would limit our ability to manufacture our product and could therefore have a material adverse effect on our business, financial condition and results of operations.

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

We compete against very large and well-known stent and angioplasty device manufacturers, including Abbott Laboratories, Boston Scientific, Cook, Guidant, Johnson & Johnson and Medtronic. We also compete against smaller manufacturers, including, among others: ev3, a manufacturer of peripheral vascular stents and angioplasty devices; Spectranetics, a manufacturer of excimer lasers for the treatment of coronary artery disease and PAD; and W. L. Gore, (Medical Products Division), a manufacturer of endoprostheses stent-grafts. There are also several other companies that provide products used by surgeons in peripheral bypass procedures. Other competitors include pharmaceutical companies that manufacture drugs for the treatment of mild to moderate PAD. Many of our competitors have significantly greater financial and human capital resources than we do and have established reputations, as well as worldwide distribution channels that are more effective than ours. Competition with these companies could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

We are aware of patent families related to catheter positioning and atherectomy, or plaque removal, owned or licensed by Guidant. Johnson & Johnson has entered into a definitive agreement to acquire Guidant, expected to close in the fourth quarter. With regard to atherectomy patents, one of our founders, Dr. John Simpson, founded a company prior to founding our company that developed an atherectomy device that is currently sold by Guidant, and he is a listed inventor on several patents covering that device. Those patents are now held by Guidant. Guidant’s device is currently marketed and sold for use in coronary arteries. We are not currently aware of any claims Guidant has made or intends to make against us. Because of a doctrine known as “assignor estoppel,” if any of Dr. Simpson’s earlier patents are asserted against us by Guidant, we may be prevented from asserting an invalidity defense regarding those patents, and our defense may be compromised. Guidant has significantly greater financial resources than we do to pursue patent litigation and can assert these patent families against us at any time. Adverse determinations in such litigation could prevent us from manufacturing or selling the SilverHawk, which would have a significant adverse impact on our business.

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

The Merck Collaboration Agreement may not result in revenue beyond the initial payment we received and many of the factors affecting the likelihood of generating any such revenue are not within our control.

The Merck Collaboration Agreement may be terminated by Merck at any time in its sole discretion. Additionally, even if extended beyond the initial one year term, the payments may be reduced if we do not meet certain milestones or if Merck elects not to exercise its exclusivity rights. As a result, any additional payments from Merck pursuant to the Merck Collaboration Agreement may be reduced or eliminated. Also, the additional revenue from Merck for milestone payments based on the progress of clinical development of certain pharmaceutical and diagnostic products arising from work under the research collaboration, as well as royalties on sales of any such products, are entirely based on Merck’s efforts under this Agreement. The development of Merck’s drug therapies from our collaboration are long-term projects with significant research, clinical, development, and execution risks. As a result, the achievement of the milestones and any sales of a product may not happen for many years, or may not happen at all, and we may not realize additional revenue from the Merck Collaboration Agreement.

If we make acquisitions or divestitures, we could encounter difficulties that harm our business.

We may acquire companies, products or technologies that we believe to be complementary to the present or future direction of our business. If we engage in such acquisitions, we may have difficulty integrating the acquired personnel, financials, operations, products or technologies. Acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, subject us to liabilities, and increase our risk of litigation, all of which could harm our business. If we use cash to acquire companies, products or technologies, it may divert resources otherwise available for other purposes. If we use our common stock to acquire companies, products or technologies, our stockholders may experience substantial dilution.

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

We are also subject to medical device reporting regulations that require us to report to FDA if our product causes or contributes to a death or serious injury or malfunctions. For the third quarter of 2005, there were ten medical device reports associated with procedures where the SilverHawk was used that were filed with the FDA. These filings included one report of a death resulting from a perforation during an in-stent restenosis procedure in an iliac artery, one report of a device and stent interaction that required intervention with no long term patient impact, one report of sheath failure that was not SilverHawk related, one report of a wire wrap that did not require intervention, one report of embolized sheath material developing during an off-label pulmonary vein intervention in a pediatric patient, one report of embolization due to a broken flushport that required intervention, one report of a tip detachment, one report of embolization, and two reports in the same case of the SilverHawk tip splitting during use at the distal end. The identification or increased frequency of serious safety risks could result in product recall or withdrawal of our clearance or approval.

FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by FDA or state agencies, which may include any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our requests for 510(k) clearance or premarket approval of new products; new intended uses of, or modifications to, existing products;

•	withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•	criminal prosecution.

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

Our manufacturing processes and those of our suppliers are required to comply with FDA’s Quality System Regulation, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of the SilverHawk. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic inspections by governmental agencies, including FDA, state authorities and comparable agencies in other countries. We were inspected by FDA late last year, and two minor observations were noted. We corrected the observations, and they were verified by FDA. If we fail a Quality System inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse Quality System inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenue to decline.

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

Our directors, officers and principal stockholders each holding more than 5% of our common stock collectively will control approximately 49% of our outstanding common stock, assuming the exercise of all options held by such persons. As a result, these stockholders, if they act together, would be able to exercise significant control over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at September 30, 2005 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of high quality government and corporate issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our investments is 12 months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

We have operated mainly in the United States, and 100% of our sales were made in U.S. dollars for each of the three month periods ended September 30, 2005 and 2004, and 100% and 99% for the nine months ended September 30, 2005 and 2004 respectively. To date, we have not had any material exposure to foreign currency rate fluctuations.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

We registered the initial public offering of our common stock, par value $0.001 per share, on a Registration Statement on Form S-1, as amended, (Registration No. 333-118191), which was declared effective on October 27, 2004. On October 28, 2004, we completed the initial public offering of our common stock by selling 4.5 million shares at $14.00 per share. Additionally, on October 29, 2004, the underwriters exercised their over-allotment option to purchase 675,000 shares at $14.00 per share. Proceeds from the offering after deducting underwriting discounts and commissions of $5.1 million, but before expenses were $67.4 million. The managing underwriters of the offering were J.P. Morgan Securities, Inc., Piper Jaffray & Co., Thomas Weisel Partners, LLC and William Blair & Company, LLC. We finished spending the net proceeds from the initial public offering as of the second quarter of 2005.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

3.2*	Amended and Restated Certificate of Incorporation.

3.4*	Bylaws.

4.2*	Amended and Restated Specimen Common Stock certificate.

10.1*	Form of Indemnification Agreement for directors and executive officers.

10.2*	1997 Stock Plan.

10.3*	2004 Equity Incentive Plan.

10.4*	2004 Employee Stock Purchase Plan.

10.5*	2004 Preferred Stock Plan.

10.6*	Amended and Restated Investors’ Rights Agreement, dated February 24, 2004, by and among the Registrant and certain stockholders.

10.7*	First Amendment to Amended and Restated Investors’ Rights Agreement, dated May 21, 2004, by and among the Registrant and certain stockholders.

10.8*	Sublease Agreement, dated June 30, 2000, by and between the Registrant and Perclose, Inc. for office space located at 300 Saginaw Drive, Redwood City, California.

10.9*	First Amendment to Sublease Agreement, dated September 17, 2002, by and between the Registrant and Perclose, Inc.

10.10*	Office Building Lease, dated May 3, 2004, by and between the Registrant and Woodside Technology Center, LLC for office space located at 740 Bay Road, Redwood City, California.

10.11†*	Master License Agreement dated August 24, 1999, by and between the Registrant and Surmodics, Inc., as amended.

10.12*	Consulting Agreement dated May 21, 2004, by and between the Registrant and John B. Simpson.

10.13*	Second Amendment to Amended and Restated Investors’ Rights Agreement, dated October 25, 2004, by and among the Registrant and certain stockholders.

10.14†**	Supplier Agreement between the Registrant and Norman Noble, Inc. dated March 25, 2005

10.15†	Collaboration and License Agreement between the Registrant and Merck & Co. Inc. dated September 14, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-118191), which was declared effective on October 27, 2004.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.
**	Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2005 filed May 13, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOXHOLLOW TECHNOLOGIES, INC.

Date: November 1, 2005	By:	/s/ ROBERT W. THOMAS
Robert W. Thomas President and Chief Executive Officer and Director (Principal Executive Officer)

Date: November 1, 2005	By:	/s/ MATTHEW B. FERGUSON
Matthew B. Ferguson Chief Financial Officer (Principal Accounting and Financial Officer)