Form 10-K
period 2005-12-31
FOXHOLLOW TECHNOLOGIES, INC.
filed 2006-03-07
CIK 1217688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock,             $0.001 par value

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on June 30, 2005 (which is the last business day of registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq National Market was approximately $439.5 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 10, 2006, the Registrant had 24,802,995 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

FOXHOLLOW TECHNOLOGIES INC.

FISCAL YEAR 2005 FORM 10-K ANNUAL REPORT

PART 1

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning the following: our intentions, beliefs and expectations regarding our future success and results; the timing and success of our clinical trials and regulatory submissions; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements; our operating results; our expectations regarding our revenues and customers; and our distributors and statements regarding market penetration and expansion efforts. Forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

ITEM 1.	BUSINESS

Overview

We design, develop, manufacture and sell medical devices primarily for the treatment of peripheral artery disease. PAD results from the accumulation of plaque in arteries, most commonly occurring in the pelvis and legs. Plaque accumulation, known as atherosclerosis, causes the narrowing of arteries, thereby reducing the flow of oxygenated blood to tissue and organs. Left untreated, PAD increases the risk of heart attack, stroke, amputation or death. Our first product, the SilverHawk Plaque Excision System, is a minimally-invasive, disposable catheter system that treats PAD by removing plaque in order to reopen narrowed or blocked arteries. In June 2003, the FDA granted us 510(k) clearance to market the SilverHawk in the United States for treatment of atherosclerosis in the peripheral vasculature. We commenced full commercial introduction of the SilverHawk in the United States in January 2004. We were incorporated in Delaware in September 1996 as ArterRx, Inc. We changed our name to FoxHollow Technologies in October 1996.

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

We market the SilverHawk through our direct sales force in the United States primarily to interventional cardiologists, as well as to vascular surgeons and interventional radiologists. Reimbursement claims for the SilverHawk procedure are typically submitted by the hospital and physician to Medicare or other third-party payors using established billing codes for atherectomy procedures. For the year ended December 31, 2005, we sold over 49,000 devices, and ended the year with more than 1,000 current hospital customers in the United States.

We have also entered into a Collaboration and License Agreement with Merck & Co. Inc., (the “Merck Collaboration Agreement”) through which we agreed with Merck to collaborate on the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression. The Merck Collaboration Agreement provides for a research collaboration of up to three years and consists of an initial one-year research term that Merck may, at its discretion, extend for one or two additional years. As part of this research collaboration, we will provide Merck with exclusive access to existing atherosclerotic plaque samples collected from patients having vascular disease using the SilverHawk Plaque Excision System as well as new samples to be collected pursuant to agreed upon protocols and criteria. We may derive further revenue from Merck for milestone payments based on the progress of clinical development of any pharmaceutical or diagnostic products arising from work under the research collaboration, as well as royalties on sales of any such products.

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

Non-Invasive Management

Approximately 2.1 million cases of diagnosed PAD in the United States are considered mild to moderate, according to the Society of Interventional Radiology. For this population, lifestyle changes and drug treatment may slow or reverse the progression of PAD. Lifestyle changes include improving diet, exercising regularly and quitting smoking. Although these adjustments can be effective, many people are unable to maintain this new lifestyle. In addition to lifestyle changes, physicians often prescribe medications that increase blood flow but do not treat the underlying obstruction. Pletal, the most commonly prescribed medication for claudication, should not be taken if the patient also has heart disease, which often exists in PAD patients. In addition, doctors often prescribe cholesterol-lowering drugs and drugs for high blood pressure. Patients generally need to take the prescribed drugs for the rest of their lives. According to the American Academy of Family Physicians, 20% to 30% of patients who are non-invasively managed for claudication develop more severe symptoms that require intervention.

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

•	Angioplasty. In angioplasty, a catheter with a balloon tip is inserted into the blocked or narrowed part of the artery over a previously positioned guide wire that directs the catheter to the affected area. The balloon is then inflated, compressing the plaque and stretching the artery wall. No plaque is removed. Angioplasty generally has lower success rates treating arterial obstructions that are longer than four to six centimeters. Accordingly, stand-alone angioplasty has had limited success in the large arteries of the legs because many of the affected arteries have diseased segments that are longer than four to six centimeters. In addition, angioplasty is not well suited to treat highly calcified lesions, lesions concentrated on one side of the artery wall, or lesions that occur at bifurcations, all common manifestations of PAD in the leg. Angioplasty is also not well suited to treat lesions below the knee, because these arteries are small, diffusely diseased, and less tolerant of dissections than larger arteries.

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

perforation and dissection is supported by results from the treatment of 1,517 lesions in 728 patients recorded in our TALON registry. In data presented in October 2005, there were dissections and perforations in less than 5% and 1%, respectively, of these lesions treated post-SilverHawk. The SilverHawk procedure is minimally-invasive and typically performed under local anesthesia; therefore, it does not have many of the risks associated with more invasive surgeries and general anesthesia. We have not conducted, and do not have any current plans to conduct, studies designed to directly compare the safety of the SilverHawk against alternative procedures, such as angioplasty, stenting or bypass grafting. However, we do intend to conduct a study directly comparing the safety and efficacy of the SilverHawk procedure to current drug therapy.

•	Efficacy. Unlike most treatments for PAD that leave plaque behind, the SilverHawk removes plaque. The SilverHawk has removed over 700 milligrams of plaque in a single procedure, with an average of approximately 100 milligrams per procedure. We believe that excising plaque without causing stretch injury to the artery wall may minimize restenosis and the need for reintervention. We also believe that the efficacy of the SilverHawk, measured by low twelve-month reintervention rates is supported by the results of three single site studies as well as our TALON registry. Reintervention rates usually increase over time, and generally two-year rates will be substantially higher than one-year rates. We plan to conduct additional studies designed to measure restenosis rates or patency rates after treatment with the Silverhawk. See “—Clinical Studies—Postmarketing Studies—Single Center Clinical Experience.”

•	Treats Difficult to Treat Lesions. The SilverHawk enables physicians to remove plaque from long, calcified and bifurcated lesions in a wide variety of locations, including arteries below the knee. Approximately one-third of SilverHawk procedures to date have been performed below the knee, an area where lesions have traditionally gone untreated until they require bypass surgery or amputation. Certain treatment locations, such as arteries below the knee or above the leg, are not suited for physicians with limited experience using the device.

•	Utilizes Familiar Techniques. The SilverHawk procedure employs techniques similar to those used in angioplasty, which are familiar to the approximately 10,000 interventional cardiologists, vascular surgeons and interventional radiologists in the United States who are generally trained in endovascular techniques. This significantly increases the number of physicians who are able to perform the procedure compared to surgical alternatives that must be performed by highly-trained vascular surgeons. In addition, we designed the SilverHawk to be easy to use. The SilverHawk operates with one switch that controls all device functionality, and has a unique torque shaft designed for a one-to-one correlation between the handle and the tip, providing physicians with precise control of the position of the cutting blade.

•	Cost and Time Efficient. A single SilverHawk device can be used to treat multiple and long lesions where more than one stent might otherwise be required. Compared to surgical alternatives, the SilverHawk procedure reduces cost by allowing physicians to treat patients in a catheterization lab instead of an operating room, decreasing the length of hospitalization and reducing complications.

•	Leaves Treatment Options Open. Physicians can, and sometimes do, use adjunctive angioplasty and stenting during a SilverHawk procedure. When the SilverHawk procedure is performed without adjunctive procedures, future treatment options remain available in the event that restenosis does occur and reintervention is required. The SilverHawk procedure does not require a foreign body, such as a stent, to be left in the artery.

•	Captures and Removes Plaque. The patient and the physician get immediate feedback by seeing the volume of plaque removed, visibly reinforcing the benefits of the procedure. The removed plaque often is collected and will be used in research to identify markers of atherosclerotic disease.

Treating certain lesions may require the use of more than one SilverHawk model, which would increase the cost of the procedure. Risks of using the SilverHawk peripherally include the risks that are common to use of interventional devices, including infection, perforation or dissection of the artery wall, internal bleeding, limb loss and death. In the United States, the SilverHawk is approved for use in the peripheral vasculature but is not approved for use in the carotid or coronary arteries. This means that our product may not be marketed or advertised in the United States for use in the heart, brain or in specific peripheral anatomy without additional clearances from the FDA. Use of the SilverHawk in the coronary arteries has led to serious adverse events, including perforations, emergency bypass surgery, stroke, heart attack and patient death. In the United States, the SilverHawk is contraindicated, and should therefore not be used, for in-stent restenosis and for use in the carotid arteries. Within the peripheral vascular system, we do not recommend the SilverHawk for use in renal or iliac arteries.

Business Strategy

Our goal is to be the leading provider of medical devices for the treatment of atherosclerosis. The key elements of our strategy include:

•	Drive Adoption of the SilverHawk within the Physician Community. We plan to drive adoption of the SilverHawk by marketing it as an alternative means of treatment, as well as for patients that have previously gone untreated. Our initial focus is to target and increase usage among treating physicians with high patient volumes. Over time, we will broaden our focus to target the wider physician base of potential SilverHawk users. Peer-to-peer selling by early adopters and physician referrals are integral to our strategy.

•	Penetrate the PAD Market with an Expanded U.S. Direct Sales Force. We are expanding our U.S. direct sales force to further penetrate the PAD market. Our sales force has increased from 69 direct sales representatives on December 31, 2004 to 206 on December 31, 2005, and we expect to continue to grow our sales force. Since use of the SilverHawk does not require additional training for physicians, our sales force can focus on selling the clinical benefits of the SilverHawk and encouraging physician use.

•	Acquire or Partner with Complementary Businesses. We believe that we will be able to leverage our technology, existing sales infrastructure, manufacturing capability and reputation within the physician community to introduce new products and technologies. We intend to supplement our internal development efforts through selective licenses, alliances or acquisitions of complementary products, technologies or businesses that will further enhance our presence in interventional medicine.

•	Improve the SilverHawk’s Capabilities and Features. We focus our research and development efforts on technology enhancements that make the SilverHawk more effective in excising plaque in difficult to treat areas. We are developing smaller devices capable of treating lesions in smaller arteries located in the lower legs and feet, as well as devices that will be more effective in treating calcified lesions. We are focusing on onboard imaging developments that will allow physicians to view plaque excision on a real-time basis, making improvements to catheters that will dramatically reduce procedure time and on the development of new catheters to adequately address patient needs below the knee.

•	Leverage Broadly Applicable Proprietary Technology to Expand into New Markets. We intend to leverage the SilverHawk to treat coronary artery disease. We believe that the adaptability and flexibility of the SilverHawk will provide substantial benefits in treating difficult to treat plaque lesions in the coronary arteries. In addition, the SilverHawk’s ability to remove plaque allows for the opportunity to analyze tissue and research the factors contributing to cardiovascular disease.

•

Plaque Analysis Partnership.    The plaque excised during a Silverhawk procedure may be used to study cardiovascular disease at a biological level. In September 2005, we entered into the Merck Collaboration Agreement through which we agreed with Merck to collaborate on the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression. The Merck Collaboration Agreement provides for a research collaboration of up to three years and consists of an initial one-year research term that Merck may, at its discretion, extend for one or two additional years. As part of this research collaboration, we will provide Merck with exclusive access to existing atherosclerotic plaque samples collected from patients having vascular disease using the SilverHawk Plaque Excision System as well as new samples to be collected pursuant to agreed upon protocols and criteria. We may derive further revenue from Merck for milestone payments based on the progress of clinical development of any pharmaceutical or diagnostic products arising from work under the research collaboration, as well as royalties on sales of any such products.

•	Expand Manufacturing Capacity and Reduce Costs. We intend to leverage our development and manufacturing experience to achieve large-scale production of the SilverHawk while maintaining high quality standards and regulatory compliance. In September 2005, we consolidated manufacturing operations into our Redwood City, California, building, which serves as our headquarters. This 60,000 square foot facility represents a three-fold increase over our previous facility, resulting in expanded production area and clean room space and enhanced research and development labs. In addition, we plan to continue to actively pursue manufacturing efficiencies and cost reductions that we expect will result in lower manufacturing cost per device.

The SilverHawk Product

The SilverHawk is a single-operator, hand-held device that removes plaque from arteries. The SilverHawk has two primary components, consisting of a low profile catheter connected to a battery-driven control unit, both of which are disposable.

The SilverHawk’s catheter consists of a flexible shaft designed to track over a previously positioned guide wire, allowing for a minimally-invasive procedure. We offer eight different SilverHawk catheters of various diameters and tip lengths to accommodate differing artery sizes and amounts of plaque.

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

The catheter tip consists of a hollow nose cone located in front of the cutter housing that is designed to collect plaque. Depending on the size of the nose cone, it can collect up to approximately 100 milligrams of plaque before it must be removed and emptied. The control unit contains a battery-driven motor that drives the rotation of the cutting blade. A thumb-switch controls all functionality of the SilverHawk. Retracting the switch prepares the device for plaque excision by simultaneously turning on the motor, opening the cutter window, exposing the cutting blade and deflecting the tip. Advancing the switch closes the cutter window and returns the blade into its housing, straightening the tip and turning off the motor.

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

The entire procedure takes approximately 90 minutes, of which on average 30 minutes is spent using the SilverHawk. Typically, the patient is kept overnight in a hospital for observation.

Clinical Studies

Premarketing Trials

Peripheral.    We have conducted clinical trials to demonstrate the safety and efficacy of the SilverHawk in treating PAD. Our first study was a 105-patient clinical trial in Europe, which began in January 2002. The purpose of the trial was to collect data to submit to the FDA in support of 510(k) clearance for use of the SilverHawk in the peripheral vasculature and to support a European submission. We collected acute and 30-day follow-up data and received our CE Mark to market in Europe in May 2003 and our 510(k) clearance in the United States in June 2003. Our 510(k) clearance is for the treatment of atherosclerosis of the peripheral vasculature. This means that our product may not be marketed in the United States for use in the heart, brain or in specific peripheral anatomy without additional clearances from the FDA. In the United States, the SilverHawk is contraindicated for in-stent restenosis and for use in the carotid arteries.

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

In October 2002, we initiated a trial to support FDA approval of the SilverHawk for use in the coronary arteries. The trial was designed to treat advanced bifurcation lesions, which form in locations where arteries branch. We enrolled 172 out of a planned 250 patients at 15 sites before voluntarily placing the trial on hold in December 2003. Prior to placing the trial on hold, we experienced 37 serious adverse events in treating 28 patients, including 10 perforations, two cases of emergency bypass surgery, three cases of stroke, 14 cases of heart attack and eight patient deaths. We have made several design modifications to the coronary versions of our devices, and we have submitted an application to the FDA for a new Investigational Device Exemption, or IDE. The FDA has responded to our IDE application, and we now expect that further modifications to our devices will be necessary before the new trial can be started in the U.S. to evaluate the safety and efficacy of the SilverHawk in the coronary arteries. We cannot predict when the trial will be initiated, the outcome of such a trial or whether the results will adequately demonstrate the safety and efficacy of the SilverHawk for use in coronary arteries.

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

We plan to conduct additional studies designed to measure restenosis rates or patency rates after treatment with the SilverHawk. However, we have not conducted and we do not have any current plans to conduct randomized studies comparing the use of the SilverHawk with the use of other interventional therapies such as balloon angioplasty and stenting. It would be expensive for us to compensate the site and the patient for these types of studies, which requires follow-up testing at six-month intervals using an angiography, ultrasound or ABI test. In addition, it would be difficult for us to find a comparable procedure to randomize against. Reintervention data has been gathered through our TALON registry, but we cannot provide any assurance that the data collected is compelling to the medical community because it may not be scientifically meaningful and does not directly compare the outcomes of the SilverHawk procedure to the outcomes from alternative procedures. Clinical studies that have been conducted with the SilverHawk, as well as clinical experiences recorded in the TALON registry, have involved procedures performed by physicians who are technically-proficient and high-volume users of the SilverHawk. Consequently, both short and long-term results reported in these studies and the TALON registry may be significantly more favorable than typical results of practicing physicians, which could negatively impact rates of adoption of the SilverHawk.

We plan to launch two new clinical studies related to the use of the SilverHawk in treating PAD. The first will be a 100-patient registry reviewed by independent physicians for acute safety and long term outcomes data. The study will include six and 12-month follow up of patients to evaluate patency in a controlled population of patients and lesions. Study enrollment is expected to start in the second quarter of 2006, with six-month data expected in the first quarter of 2007. The second study will be a randomized trial comparing outcomes in patients treated with the SilverHawk versus those treated with Pletal for PAD. Enrollment of the study is expected to be completed by the end of 2006, with initial data expected by mid-2007.

TALON Registry.    We completed enrollment in a registry called TALON with participating sites to track outcomes of patients whose legs have been treated with the SilverHawk. We voluntarily initiated this registry following our FDA clearance. The primary purpose of the registry was to capture acute data, tissue specimens and short and long-term data on reintervention rates. The TALON registry was open to all physicians at participating sites that are willing and able to collect compliant data. Each participating physician must commit to enrolling all SilverHawk patients and tracking them to obtain follow-up data to reflect the average patient’s experience. Participating TALON sites must secure IRB approval and patients’ informed consent prior to site initiation and patient enrollment. The protocol establishes the objectives of the study, requires the device to be used for its intended use in peripheral arteries and requires the collection of blood and tissue for subsequent analysis. Following a SilverHawk procedure, a case report form is completed to record certain acute and post-procedure data and patients are requested to return to the center at six and twelve-month intervals to ensure that post-procedure data can be recorded. We believe that currently fewer than 5% of all SilverHawk procedures are performed at TALON sites. This prospective, noncontrolled, nonrandomized registry commenced enrollment in September 2003. The registry will be closed at the end of 2006.

In data presented in October 2005, we had seventeen U.S. sites participating in the TALON registry. Sites participating in the TALON registry typically have a high-volume practice, employ highly-skilled practitioners, have the staff available to collect follow-up data and are interested in publishing clinical results. Due to these criteria, the clinical results collected by the TALON registry may be significantly more favorable than typical results of practicing physicians. Data on 1,517 lesions in 728 patients were reported in the registry. In a subset of these lesions, 402 lesions were treated with the SilverHawk and adjunctive therapy, such as angioplasty or stenting. Lesions above the knee accounted for approximately 74% of the lesions treated, with lesions below the knee accounting for the remainder. The 1,115 lesions treated with the SilverHawk alone were on average 86% stenosed prior to the procedure and 11% stenosed immediately following the procedure, as measured by visual angiography. The 402 lesions treated with the SilverHawk and adjunctive therapy were on average 91% stenosed prior to the procedure, 31% stenosed immediately following treatment with the SilverHawk and 11% stenosed post-adjunctive therapy, as measured by visual angiography. In this patient cohort, no major device-related complications have been reported and there were dissections and perforations in less than 5% and 1% of the lesions treated post-SilverHawk, 8% and 0% of lesions treated post-adjunctive therapy and 0% and 1% of the lesions treated post-procedure, respectively. In the data presented in October 2005, 12-month follow-up results were included for 659 lesions treated in 336 patients. Physicians reported retreatment of 138 lesions, or 21%, within the twelve months following initial treatment. Short-term and 12-month follow-up data may not predict the long-term efficacy of the SilverHawk.

The TALON registry is also designed to provide histological data on plaque excised from patients. Removed plaque can also be used to research novel and existing markers that may be predictive of restenosis and PAD risk.

We estimate that there are approximately twenty-one physicians at TALON sites who use the SilverHawk, eleven of whom are our consultants. Similarly, nearly all of the physicians who have contributed to the TALON registry are also consultants to our company, and have been compensated for their consulting services with both cash and stock or cash alone. These consulting arrangements do not cover participation in the TALON registry. Physicians are not compensated for their participation in our TALON registry other than nominal reimbursement paid to partially offset the costs incurred due to participation in the registry and collection of long-term follow-up data.

Single-Center Clinical Experience.    Two abstracts describing single-center clinical experiences using the SilverHawk with 12-month follow up were presented in October 2005 at the Transcatheter Cardiovascular Therapeutics conference. The first abstract reports on SilverHawk treatments conducted on 251 limbs between September 2003 and May 2005 on 324 lesions within the superficial femoral artery, or SFA. Treated lesions ranged from 2 to 36 centimeters in length, averaging 15.3 centimeters. The SilverHawk was used alone to treat all of these lesions. There were no device-related complications, embolisms or thrombosis reported. Twelve-month follow up data on 102 lesions examined through angiography showed an approximately 16% restenosis rate.

The second abstract reports on the treatment of 386 leg lesions, located above and below the knee, in 220 patients between June 2003 and January 2005. The SilverHawk was used as a standalone therapy in 78% of lesions. Adjunctive treatments such as angioplasty were used to treat 13.4% of lesions, and stents were placed in 8.6% of lesions. There were no major complications and no embolisms reported. Twelve-month follow-up data on 104 lesions which had been collected using duplex ultrasound or ABI, indicated a patency rate of 86%. For these treatments, patency rates were measured as the percentage of patients who did not undergo a repeat procedure during the follow-up period.

In addition to these two abstracts, four additional abstracts were presented by physicians at the October 2005 Transcatheter Cardiovascular Therapeutics conference. These four abstracts also involved single-center clinical experience with the SilverHawk, examining immediate procedural results. These abstracts reported on the procedural safety and efficacy of the SilverHawk.

We did not conduct any of these single-center studies, and we were not involved in gathering or analyzing the data. Four of the seven principal physicians involved in these six studies are consultants to our company who have been compensated for their consulting services in cash and stock or cash alone. These consulting arrangements do not include conducting these studies or publishing this data, but rather evaluating new product development, preparing individual patient studies, and delivering presentations at medical meetings.

Studies to Support Biologics Programs.    We have several registries underway to collect tissue specimens for collaborative research work. The samples collected under these study protocols are focused on particular patient and lesion groups. The primary purpose of these registries is to evaluate the gene and protein profiles of the collected specimens. Data from these studies will be used to establish its utility as a significant research tool. In the first quarter of 2006, we plan to initiate a multi-center, randomized, double-blind placebo controlled study to evaluate the effect of certain approved drugs on the gene and protein profiles of excised plaque.

Sales and Marketing

We market and sell the SilverHawk through a direct sales force in the United States. As of December 31, 2005, we had 246 employees in our sales organization, including 206 direct sales representatives and 40 members of sales management including our vice president of sales. We expect to continue to grow our sales force. Our sales force is organized by geographic sales territories, and each territory is managed by a district sales manager, or direct sales representative, who acts as the primary customer contact. Our regional sales managers supervise the district sales managers and also focus on maintaining key customer relationships. We plan to continue to increase the size of our sales organization to expand our customer base and to increase utilization of the SilverHawk by our more than 1,000 U.S. hospital customers. While we sell directly to hospitals, interventional physicians typically drive the purchasing decision.

Our initial sales and marketing effort has primarily targeted high volume practitioners among the approximately 4,000 U.S. interventional cardiologists. We also market to the approximately 2,100 vascular surgeons and 4,000 interventional radiologists practicing in the United States. We have targeted interventional cardiologists because they generally have experience with similar catheter-based procedures, such as angioplasty. In addition, there is a high correlation between coronary artery disease and PAD. Consequently, cardiologists are well positioned to screen for, and often do screen for, PAD in patients experiencing coronary symptoms, resulting in diagnosis and treatment of patients who might otherwise go undiagnosed. We believe that these physicians are early adopters of new technologies, are rapidly adopting new PAD treatments like the SilverHawk, and are increasingly retaining patients for treatment after diagnosis, rather than referring them to other specialists. Although we believe the majority of SilverHawk procedures are performed by interventional cardiologists, usage by vascular surgeons increased significantly during the last year, and we expect this trend to continue in the future.

Physician referrals and peer-to-peer selling are critical elements of our sales strategy. Our sales force helps interventional physicians develop referral networks to supplement their existing patient populations. Potential referrals come from general practitioners, podiatrists, nephrologists and endocrinologists. Although we do not market the SilverHawk for off-label uses, interventional physicians may use the SilverHawk off-label outside the peripheral vasculature in coronary and carotid arteries. In addition, off-label use for in-stent restenosis has occurred and is likely to continue. If the FDA concludes that we promote our device for such off-label uses or that our promotional activities otherwise fail to comply with the FDA’s regulations or guidelines, we may be subject to warning letters from, or other enforcement action by, the FDA.

From the full commercial introduction of the SilverHawk in January 2004, through December 31, 2005, we recorded $163.9 million of product revenue. For the years ended December 31, 2005, 2004, and 2003, our net product revenues were $125.4 million, $38.6 million, and $2.6 million, respectively.

We have operated mainly in the United States, and 100%, 99% and 88% of our sales were made in U.S. dollars for the years ended December 31, 2005, 2004 and 2003, respectively. International sales in 2005 did not account for a significant portion of total sales, and we do not expect them to account for a significant portion of sales in the foreseeable future. We do not have a direct sales force outside of the United States. As of December 31, 2005, we had four distribution agreements in place in four countries in Europe, and one agreement in place with a distributor in Japan that is assisting us in applying for regulatory approval to market the SilverHawk in Japan.

As of December 31, 2005, our marketing department consisted of 15 employees who report to a vice president of marketing. Our marketing program focuses on:

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

We believe that we compete favorably with respect to these factors, although there can be no assurance that we will be able to continue to do so in the future or that new devices that perform better than the SilverHawk will not be introduced. We believe that our continued success depends on our ability to:

•	continue to innovate and maintain scientifically advanced technology;

•	enhance the capability of the SilverHawk;

•	demonstrate the clinical safety and efficacy of the SilverHawk through clinical studies;

•	attract and retain skilled scientific and sales personnel;

•	obtain patents or other protection for our products;

•	obtain and maintain regulatory approvals;

•	manufacture the SilverHawk in commercial quantities; and

•	successfully market and sell the SilverHawk.

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of our competitors have significantly greater financial and human capital resources than we do and have established reputations with our target customers, as well as worldwide distribution channels that are more effective than ours. These competitors include Abbott Laboratories, Boston Scientific, Cook, Guidant, Johnson & Johnson and Medtronic. We also compete against smaller manufacturers including, among others: ev3, a manufacturer of peripheral vascular stents; Spectranetics, a manufacturer of excimer lasers for the treatment of coronary artery disease and PAD and W. L. Gore, (Medical Products Division), a manufacturer of endoprostheses stent-grafts. There are also several other companies that provide products used by surgeons in peripheral bypass procedures. In addition, we compete against existing drug therapy treatments manufactured by many major pharmaceutical companies, including Otsuka Pharmaceutical, the manufacturer of Pletal.

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

Purchased components for the SilverHawk are available from more than one supplier, with four exceptions. We rely on one vendor for our torque shaft, one vendor for our cutting blade motor, one vendor for our cutter assembly, and one vendor for our tip housing. These components are critical to the SilverHawk and there are few alternative sources of supply for them. We do not carry a significant inventory of these components. Establishing additional or replacement suppliers for any of the components used in the SilverHawk, if required, may not be accomplished quickly and could involve significant additional costs. We have entered into supply agreements with the providers of the lubricating coating for our catheters, the tip housing, and the cutter assembly. Our other suppliers have no contractual obligations to supply us with, and we are not contractually obligated to purchase from them, any of the other components used in our devices. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components would limit our ability to manufacture our product and could have a material adverse effect on our business, financial condition and results of operations.

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

To meet the growing demand for the SilverHawk, in the third quarter of 2005, we consolidated manufacturing operations into our Redwood City, California, building, which serves as our headquarters. This 60,000 square foot facility represents a three-fold increase over our previous facility. This expansion of our manufacturing facility has resulted in expanded production area and clean room space and enhanced research and development labs. The completion of the facility expansion increases our production capacity from approximately 15,000 to 25,000 units per quarter. Manufacturers often experience difficulties in scaling up production, including problems with production yields and quality control and assurance. If we are unable to manufacture the SilverHawk to keep up with demand, we would not meet expectations for the growth of our business.

Our operations are subject to regulatory requirements relating to the environment, waste management and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal and remediation of hazardous substances. We cannot ensure that we will not incur material costs or liability in connection with our operations, or that our past or future operations will not result in claims or injury by employees or the public. Environmental laws and regulations could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. Our leased Redwood City facility was formerly occupied by Rohm & Haas and Occidental Chemical Company and contains residual contamination in soil and groundwater from these past industrial operations. Rohm & Haas and Occidental Chemical Company previously performed soil remediation on the property under the supervision of the California Regional Water Quality Control Board. Rohm & Haas has indemnified the owner of the Bay Road facility and its tenants against costs associated with the residual contamination.

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Health Services, or CDHS. We and our component suppliers are required to manufacture our products in compliance with the FDA’s Quality System Regulation, or QSR. The QSR regulates extensively the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. We were inspected by the FDA in September 2004, and two minor observations were noted. We corrected the observations, and they were verified by the FDA. Our failure or the failure of our component suppliers to maintain compliance with the QSR requirements could result in the shutdown of our manufacturing operations or the recall of our products, which would have a material adverse effect on our business. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We also could be subject to injunctions, product seizure, and civil or criminal penalties. In addition, we are subject to inspection by the FDB to determine our compliance with the QSR and other regulations. We have been previously inspected by the CDHS, and no significant findings were made, although observations were noted. Our responses to these observations have been accepted by the FDB and CDHS, and we believe that we are in substantial compliance with the QSR. We have opted to maintain quality assurance and quality management certifications to enable us to market our products in the member states of the European Union, the European Free Trade Association and countries which have entered into Mutual Recognition Agreements with the European Union. Our Redwood City facility is ISO 9001 and EN 13485:2003 certified. We cannot assure you that we comply with all applicable manufacturing regulations.

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

In 2005, national average Medicare hospital payment rates for atherectomy procedures were $1,789 for outpatient services, $7,160 for inpatient stays without complications and comorbidities, and $11,927 for inpatient stays with complications and comorbidities. The new rates recently issued for 2006 are $2,515 for outpatient services, $7,437 for inpatient stays without complications and comorbidities, $15,949 for inpatient stays with complications and comorbidities with major cardiovascular diagnosis, and $10,676 for inpatient stays with complications and comorbidities without major cardiovascular diagnosis. These figures are inclusive of supplies such as the SilverHawk; additional reimbursement for the device is not available. These amounts can vary substantially by geographical region and by facility. Payment rates of other third-party payors may be consistent with Medicare rates, or they may be higher or lower, depending on their particular reimbursement methodology. Because of the wide variability, it is not possible to identify an average rate for other third-party payors.

Research and Development

As of December 31, 2005, we had 20 employees in our research and development department, 15 of who report to a senior vice president of operations and research development and 5 who report to a vice president of business development. The major focus of this group is to leverage our existing technology platform for new applications. We are developing smaller devices to optimize treatment of smaller arteries located in the feet, as well as coronary arteries. Future research and development efforts will involve continued enhancements to and cost reductions for the SilverHawk. We will also explore the development of other products that can be derived from our core technology platform and intellectual property. Currently, the three major areas of technological focus for the research and development department are onboard imaging developments that will allow physicians to view plaque excision on a real-time basis, improvements to catheters that will dramatically reduce procedure time, and new catheters to adequately address patient needs below the knee. Our research and development team works together with our sales and marketing organizations to set development priorities and to beta test new product variations based on communicated customer needs. The feedback received from beta testing is incorporated into successive design iterations until a new product is ready for release. Research and development expenses were $10.3 million, $6.2 million and $5.8 million for the fiscal years ended December 31, 2005, December 31, 2004, and December 31, 2003, respectively.

Patents and Proprietary Technology

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2005, we had 8 issued U.S. patents primarily covering the cutting blade and tissue excision. In addition, as of December 31, 2005, we had 19 pending U.S. patent applications and 6 pending foreign patent applications. We intend to file for additional patents to strengthen our intellectual property rights.

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

Government Regulation

The SilverHawk is a medical device subject to extensive and rigorous regulation by the FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. We currently market our product in the United States under a 510(k) clearance for treatment of atherosclerosis in the peripheral vasculature. This means that our product may not be marketed for use in the heart or brain, or in specific peripheral anatomy, without additional clearances from the FDA. In the United States, the SilverHawk is contraindicated for in-stent restenosis and for use in the carotid arteries. We will be required to submit and obtain premarket approval of the SilverHawk for use in treating coronary lesions prior to marketing our device for this indication. The premarket approval, or PMA, submission will require clinical data supporting the safe and effective use of the device in coronary indications. We cannot assure you that we will successfully complete a clinical trial in coronary artery disease patients or will submit and obtain approval for the SilverHawk for use in treating coronary lesions. The FDA regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

•	product design, development and manufacture;

•	product safety, testing, labeling and storage;

•	premarketing clearance or approval;

•	record keeping procedures;

•	product marketing, sales and distribution; and

•	post-marketing surveillance, reporting of deaths or serious injuries and medical device reporting.

The FDA’s Premarket Clearance and Approval Requirements.    Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior 510(k) clearance or a PMA from the FDA. Medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree or risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring premarket approval. The SilverHawk is a Class II device.

510(k) Clearance Pathway.    When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA application. By regulation, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance often takes significantly longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the FDA will place the device, or the particular use, into Class III.

Premarket Approval Pathway.    A PMA application must be submitted to the FDA if the device cannot be cleared through the 510(k) process. The PMA application process is much more demanding than the 510(k) premarket notification process. A PMA application must be supported by extensive data, including but not limited to technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.

After a PMA application is submitted and the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will accept the application for review. The FDA has 180 days to review an “accepted” PMA application, although the review of an application generally occurs over a significantly longer period of time and can take up to several years. During this review period, the FDA may request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulations. New PMA applications or PMA application supplements are required for significant modification to the manufacturing process, labeling and design of a device that is approved through the premarket approval process. Premarket approval supplements often require submission of the same type of information as a premarket approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original premarket approval application and may not require as extensive clinical data or the convening of an advisory panel.

Clinical Trials.    Clinical trials are almost always required to support an FDA premarket application and are sometimes required for 510(k) clearance. In the United States, these trials generally require submission of an application for an Investigational Device Exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. Our clinical trials must be conducted under the oversight of an IRB at the relevant clinical trial sites and in accordance with the FDA regulations, including but not limited to those relating to good clinical practices. We are also required to obtain patients’ informed consent that complies with both the FDA requirements and state and federal privacy regulations. We, the FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may not be equivocal or may otherwise not be sufficient to obtain approval of the product. Similarly, in Europe the clinical study must be approved by the local ethics committee and in some cases, including studies with high-risk devices, by the Ministry of Health in the applicable country.

Pervasive and Continuing Regulation.    After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•	The FDA’s Quality System Regulation, or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;

•	clearance or approval of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use;

•	medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

After a device receives 510(k) clearance or a PMA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. We have modified various aspects of our SilverHawk since receiving regulatory clearance, but we believe that new 510(k) clearances are not required for these modifications. If the FDA disagrees with our determination not to seek a new 510(k) clearance or PMA, the FDA may retroactively require us to seek 510(k) clearance or premarket approval. The FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or premarket approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines, penalties and warning letters.

The MDR regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. For the fourth quarter of 2005, the FDA has received seventeen medical device reports associated with procedures where the SilverHawk was used. These filings included one death resulting when a device used during a contra-indicated in-stent procedure became trapped in an iliac stent resulting in perforation, one report that the SilverHawk would not cut through a stent which was contra-indicated in the instructions for use, six reports of intervention due to nose cone separation resulting from wire wrap and use of smaller labeled sheaths, three reports of emboli resulting from tip volumes that exceeded the instructions for use, one report related to procedural thrombosis, one report of treatment of compartment syndrome caused by use of a device larger than the vessel being treated, one report of off-label coronary perforation which was corrected by placement of a covered stent, one report of a peripheral perforation, one report of an aneurysm noted months post-procedure and one report of embolization during off-label treatment of a PolyTetraFluoroEthylene or PTFE graft.

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Health Services, or CDHS. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDHS, or FDB, to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. We were inspected by FDA in September 2004, and two minor observations were noted. We corrected the observations, and they were verified by the FDA. In the past, our current facility has been inspected extensively by FDB, and observations were noted. There were no findings that involved a material violation of regulatory requirements. Our responses to these observations have been accepted by FDB and CDHS, and we believe that we are in substantial compliance with the QSR.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

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

Fraud and Abuse.    We may directly or indirectly be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal healthcare program Anti-

Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General, or OIG, has issued a series of regulations, known as the “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable element of a safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

International.    International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for the FDA clearance or approval, and the requirements may be different.

The primary regulatory environment in Europe is that of the European Union, which has adopted numerous directives and has promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Such an assessment is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certifications are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. We have the authorization to affix the CE Mark to the SilverHawk and to commercialize the device in the European Union for both peripheral and coronary indications. At this time discussions are underway to initiate appropriate trials to commence the process to obtain commercial approvals in Japan; however, no Japanese approval is anticipated before late 2008.

Employees

As of December 31, 2005 we had 542 employees, including 159 employees in manufacturing, 246 employees in sales, 16 in marketing, 51 employees in clinical, regulatory and quality assurance, 50 employees in general and administrative, and 20 employees in research and development. We believe that our future success will depend on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union or are parties to a collective bargaining agreement, and we believe our employee relations are good.

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

ITEM 1A.	RISK FACTORS

Factors Affecting Future Operating Results

We are going through a period of transition while we search for a new chief executive officer and if the interim management structure that we have established does not stabilize our company, there may be internal disruption and our stock price and revenues may decline as a result.

In December 2005 our president and chief executive officer retired from our company and in February 2006 our vice president of sales resigned. During this period of transition, we chose to replace our chief operating officer, install our founder Dr. John Simpson as interim chief executive officer, and create a leadership committee consisting of our new chief operating officer, our chief financial officer and our president of strategic operations. In the event that this management structure does not stabilize our company, other officers and employees may choose to leave the company and our revenues and stock price may decline as a result.

We are actively searching for a new chief executive officer but we can provide no assurance that we will locate a qualified candidate. We have engaged a qualified executive search firm but finding a new chief executive officer that holds the qualifications that we are searching for may take time. Even if we locate a well-qualified individual it may be difficult to convince the candidate to work at a company where the founder and single largest shareholder is actively engaged in the company. At the conclusion of our search, we may decide that none of the external candidates possess the appropriate qualifications and recommend an internal candidate for the position of chief executive officer. During the executive search period, we will undergo a period of uncertainty that may disrupt our business and delay strategic transactions which may in turn affect the execution of our operating plan.

We may become involved in litigation as a result of the changes that have taken place and any lawsuit may further depress the price of our stock.

We may be sued by former employees in connection with their departure or by our stockholders who have suffered losses during this period of transition. In the event we are sued we intend to defend ourselves vigorously which may result in costly litigation. We retain employment practices liability and director and officer liability insurance but there can be no guarantee that such insurance will cover the claims that are made or will insure us fully for all losses on covered claims. Any such litigation may distract our management and consume resources that would otherwise have been directed toward achieving our operating plan and generating increased revenue, which may further cause a decline in our stock price.

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

The SilverHawk is a novel product, and our success depends on its acceptance by the medical community as safe and effective. Important factors upon which the efficacy of the SilverHawk will be measured are long-term data on the rate of restenosis, or plaque regrowth following our procedure, and the corresponding duration of patency, or openness of the artery. Because our technology is relatively new in the treatment of PAD, to date there have been a limited number of single-center, clinical experiences with limited patient populations that have measured short-term restenosis and patency rates up to one year following treatment. None of these studies were conducted by us. We plan to conduct studies designed to measure restenosis rates or patency rates after treatment with the SilverHawk. These studies may be expensive and time consuming and the results may not prove favorable for the SilverHawk device.

Our TALON registry may produce limited subset data regarding restenosis and patency rates, but such an evaluation is not mandated by the registry protocol. Another important factor that physicians will consider is the rate of reintervention, or retreatment, following the SilverHawk procedure. In data presented in October 2005, we announced consistent reintervention data on a much larger group of patients from the TALON registry. We cannot provide any assurance that the data collected will be compelling to the medical community, because it may not be scientifically meaningful and may not demonstrate that the SilverHawk is an attractive procedure when compared against data from alternative procedures. In addition, the long-term effects of the SilverHawk procedure are not known.

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

Our success largely depends on the skills, experience and efforts of our officers and other key employees. Any of our officers and other key employees may terminate their employment at any time. We recently had our president and chief executive officer retire from our company and our vice president of sales resign. In addition, during this period of transition, we decided to replace our chief operating officer. The further loss of any of our senior management team could harm our business. Our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We may not be able to meet our future hiring needs or retain existing personnel. We will face particularly significant challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees. Failure to attract and retain personnel, particularly technical and sales and marketing personnel, would harm our ability to compete effectively and grow our business. The announcement of the loss of one of our key employees could further negatively affect our stock price.

We have a limited history of operations and a history of net losses that may prevent us from achieving or maintaining profitability.

We have a limited history of operations upon which you can evaluate our business. In particular, we incurred net losses of $11.6 million in 2005, $29.9 million in 2004 and $14.3 million in 2003. As of December 31, 2005, we had an accumulated deficit of $85.1 million. We commenced full commercial sales of the SilverHawk in January 2004, and our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price. In addition, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for the SilverHawk and devote substantial resources to our sales force expansion, sales and marketing programs and research and development activities. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

We have FDA clearance in the United States for treatment of atherosclerosis in the peripheral vasculature. This general clearance restricts our ability to market or advertise the SilverHawk for any specific indication within the peripheral arteries, which limits our ability to market the SilverHawk and could affect our growth. Off-label use of the SilverHawk outside the peripheral vasculature, in coronary and carotid arteries, has occurred and is likely to continue. In addition, off-label use for treatment of in-stent restenosis has occurred and is likely to continue. While off-label uses of medical devices are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications regarding such off-label use. We may not actively promote or advertise the SilverHawk for off-label uses. In addition, we cannot make comparative claims regarding the use of the SilverHawk against any alternative treatments without conducting head-to-head comparative clinical studies, which would be expensive and time consuming. If our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to FDA warnings or enforcement action.

If we want to market the SilverHawk in the United States for use in coronary or carotid arteries, we will need to conduct further clinical trials and obtain premarket approval from the FDA. We previously began a clinical trial in support of FDA approval for use of the SilverHawk in the coronary arteries. Based on 172 patients treated in this trial, we experienced 37 serious adverse events in treating 28 patients, including 10 perforations, two cases of emergency bypass surgery, three cases of stroke, 14 cases of heart attack and eight patient deaths. We voluntarily halted enrollment so that we could incorporate safety and design improvements into our coronary product. We believe that these serious adverse events resulted from a number of factors, including the patients’ overall poor health, the complexity of treating the bifurcated lesions called for under the trial protocol, and the application of our device in the coronary arteries, which are extremely small and constantly move as the heart beats. We have made several design modifications to the coronary versions of our devices, and we have submitted an application to the FDA for a new Investigational Device Exemption, or IDE. The FDA has responded to our IDE application, and we now expect that further modifications to our devices will be necessary before the new trial can be started in the U.S. to evaluate the safety and efficacy of the SilverHawk in the coronary arteries. We cannot predict when the trial will be initiated, the outcome of such a trial or whether the results will adequately demonstrate the safety and efficacy of the SilverHawk for use in coronary arteries.

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

The growth that we have experienced, and in the future may experience, provides challenges to our organization, requiring us to rapidly expand our sales personnel and manufacturing operations. Our sales force has increased from 69 direct sales representatives on December 31, 2004 to 206 on December 31, 2005, and we expect to continue to grow our sales force and invest aggressively in expanded sales and marketing activities. We also continue to expand our manufacturing operations. Rapid expansion in personnel means that less experienced people may be producing and selling our product, which could result in unanticipated costs and disruptions to our operations. If we cannot scale and manage our business appropriately, our anticipated growth may be impaired and our financial results will suffer.

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

We rely on single and limited source suppliers for several of our components. For example, we rely on one vendor for our torque shaft, one vendor for our cutting blade motor, one vendor for our cutter assembly, and one vendor for our tip housing. These components are critical to the SilverHawk and there are few alternative sources of supply for them. We do not carry a significant inventory of these components. Identifying and qualifying additional or replacement suppliers for any of the components used in the SilverHawk, if required, may not be accomplished quickly or at all and could involve significant additional costs. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components used to manufacture the SilverHawk would limit our ability to manufacture our product and could therefore have a material adverse effect on our business, financial condition and results of operations.

The use, misuse or off-label use of the SilverHawk may result in injuries that lead to product liability suits, which could be costly to our business.

We neither provide training for physicians nor require that physicians be trained in the use of the SilverHawk by a third party because we market primarily to physicians who are skilled in the interventional techniques required to use our device. Although the SilverHawk is cleared by the FDA for the treatment of atherosclerosis in the peripheral vasculature, we have indicated through our marketing efforts that certain treatment locations, such as arteries below the knee or above the leg, are not suited for physicians with limited experience using the device. There may be increased risk of injury if such physicians attempt SilverHawk procedures in peripheral arteries in these areas of the body. Not requiring training specific to the use of our device in various parts of the body may expose us to greater risk of product liability if injuries occur during the SilverHawk procedure. If demand for the SilverHawk continues to grow, less skilled surgeons will likely use the device, potentially leading to more injury and an increased risk of product liability.

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

We do not currently have a vice president of research and development and rely significantly on our interim chief executive officer for guidance and direction regarding the development of new products and improvements to existing products. We may choose to acquire complementary products and technologies to augment the number of our product offerings and add to the diversity of the SilverHawk system. Any acquisitions that we make may divert management’s attention from our core programs and may consume necessary resources without generating significant additional revenue.

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

We are aware of patent families related to catheter positioning and atherectomy, or plaque removal, owned or licensed by Guidant. With regard to atherectomy patents, one of our founders, Dr. John Simpson, founded a company prior to founding our company that developed an atherectomy device that is currently sold by Guidant, and he is a listed inventor on several patents covering that device. Those patents are now held by Guidant. Guidant’s device is currently marketed and sold for use in coronary arteries. We are not currently aware of any claims Guidant has made or intends to make against us. Because of a doctrine known as “assignor estoppel,” if any of Dr. Simpson’s earlier patents are asserted against us by Guidant, we may be prevented from asserting an invalidity defense regarding those patents, and our defense may be compromised. Guidant has significantly greater financial resources than we do to pursue patent litigation and can assert these patent families against us at any time. Adverse determinations in such litigation could prevent us from manufacturing or selling the SilverHawk, which would have a significant adverse impact on our business. Guidant is currently being acquired by Boston Scientific Corporation which could, upon an assignment of the aforementioned Guidant patents, assert the same assignor estoppel defenses which were previously available to Guidant.

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

The Merck Collaboration Agreement may be terminated by Merck at any time in its sole discretion. Additionally, even if extended beyond the initial one year term, the payments may be reduced if we do not meet certain milestones or if Merck elects to waive its exclusivity rights. As a result, any additional payments for our services to Merck pursuant to the Merck Collaboration Agreement may be reduced or eliminated. Also, the additional revenue from Merck for milestone payments based on the progress of clinical development of certain pharmaceutical and diagnostic products arising from work under the research collaboration, as well as royalties on sales of any such products, are substantially or entirely based on Merck’s efforts under this Agreement. The development of Merck’s drug therapies from our collaboration are long-term projects with significant research, clinical, development, and execution risks. As a result, the achievement of the milestones and any sales of a product may not happen for many years, or may not happen at all, and we may not realize additional revenue from the Merck Collaboration Agreement.

If we fail to obtain and maintain necessary regulatory clearances or approvals for the SilverHawk, or if clearances or approvals for future products and indications are delayed or not issued, our commercial operations would be harmed.

The SilverHawk is a medical device that is subject to extensive regulation by the FDA in the United States and by regulatory agencies in other countries where we do business. Government regulations specific to medical devices are wide-ranging and govern, among other things:

•	product design, development and manufacture;

•	product safety, testing, labeling and storage;

•	premarketing clearance or approval;

•	record keeping procedures;

•	product marketing, sales and distribution; and

•	post-marketing surveillance, reporting of deaths or serious injuries and medical device reporting.

Before a new medical device or a new use of, or claim for, an existing product can be marketed in the United States, a company must first apply for and receive either 510(k) clearance or premarketing approval from the FDA, unless an exemption applies. Either process can be expensive, lengthy and unpredictable. Although we have obtained 510(k) clearance to market the SilverHawk for treatment of atherosclerosis in the peripheral vasculature, our clearance can be revoked if safety or efficacy problems develop. We voluntarily suspended our U.S. clinical trial for the use of the SilverHawk in coronary arteries. To market the SilverHawk in the United States for this use, we must successfully complete a clinical trial, submit a premarket approval application to the FDA and obtain premarket approval. Therefore, even if we believe we have successfully developed the SilverHawk for use in the coronary arteries, we may not be permitted to market our device for this indication in the United States for a number of years, if at all. Delays in obtaining approval could adversely affect our future growth.

We are also subject to medical device reporting regulations that require us to report to the FDA if our product causes or contributes to a death or serious injury or malfunctions. For the fourth quarter of 2005, the FDA has received seventeen medical device reports associated with procedures where the SilverHawk was used. These filings included one death resulting when a device used during a contra-indicated in-stent procedure became trapped in an iliac stent resulting in perforation, one report that the SilverHawk would not cut through a stent which was contra-indicated in the instructions for use, six reports of intervention due to nose cone separation resulting from wire wrap and use of smaller sheaths recommended by the instructions for use, three reports of emboli resulting from tip volumes that exceeded the instructions for use, one report related to procedural thrombosis, one report of treatment of compartment syndrome caused by use of a device larger than the vessel being treated, one report of off-label coronary perforation which was corrected by placement of a covered stent, one report of a peripheral perforation, one report of an aneurysm noted months post-procedure and one report of embolization during off-label treatment of a PolyTetraFluoroEthylene or PTFE graft.

The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

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

Modifications to the SilverHawk may require new 510(k) clearances or premarket approvals or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance; however, the FDA can review a manufacturer’s decision. Any modification to an FDA-cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, the SilverHawk in a timely fashion, or at all. Delays in obtaining required future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. We have made modifications to the SilverHawk in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the SilverHawk as modified, which could harm our operating results and require us to redesign the SilverHawk. In these circumstances, we may be subject to significant enforcement actions.

If we or our suppliers fail to comply with the FDA’s Quality System Regulation, our manufacturing operations could be delayed and SilverHawk sales could suffer.

Our manufacturing processes and those of our suppliers are required to comply with the FDA’s Quality System Regulation, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of the SilverHawk. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. We were inspected by the FDA in late 2004, and two minor observations were noted. We corrected the observations, and they were verified by the FDA. If we fail a Quality System inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse Quality System inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenue to decline.

The SilverHawk has been and may in the future be subject to product recalls that could harm our reputation.

The FDA and similar governmental authorities in other countries have the authority to require the recall of commercialized products in the event of material regulatory deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design or labeling defects. In June 2004, we initiated a voluntary recall of two lots of the SilverHawk due to the possibility of improper sterilization. We continue to use both the testing facility and sterilization facility involved in the recall. In October 2004, we received a formal closure notice from the FDA regarding the recall. Additional recalls of the SilverHawk would divert managerial and financial resources, harm our reputation with customers and have an adverse effect on our financial condition and results of operations. A recall announcement would negatively affect our stock price.

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

Our manufacturing operations involve the use of hazardous substances and are subject to a variety of federal, state and local environmental laws and regulations relating to the storage, use, discharge, disposal, remediation of, and human exposure to, hazardous substances. Our research and development and manufacturing operations produce biological waste materials, such as human and animal tissue, and waste solvents, such as isopropyl alcohol. These operations are permitted by regulatory authorities, and the resultant waste materials are disposed of in material compliance with environmental laws and regulations. Compliance with these laws and regulations may be expensive and non-compliance could result in substantial liabilities. In addition, our manufacturing operations may result in the release, discharge, emission or disposal of hazardous substances that could cause us to incur substantial liabilities, including costs for investigation and remediation. Our leased Redwood City facility was formerly occupied by Rohm & Haas and Occidental Chemical Company and contains residual contamination in soil and groundwater from these past industrial operations. Rohm & Haas and Occidental Chemical Company previously performed soil remediation on the property under the supervision of the California Regional Water Quality Control Board. Rohm & Haas has indemnified the owner of the Bay Road facility and its tenants against costs associated with the residual contamination, but there can be no assurance that this indemnification will be adequate to cover the extent of the liability. Environmental laws and regulations could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We cannot assure you that violations of these laws and regulations will not occur in the future or have not occurred in the past as a result of human error, accidents, equipment failure or other causes. The expense associated with environmental regulation and remediation could harm our financial condition and operating results.

Our directors, officers, affiliates and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of February 1, 2006, our directors, officers, affiliates and principal stockholders each holding more than 5% of our common stock collectively will control approximately 48% of our outstanding common stock, assuming the exercise of all options held by such persons. As a result, these stockholders, if they act together, would be able to exercise significant control over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In June 2004, we moved our principal executive offices and our administrative, sales and marketing operations to a 61,000 square foot facility located at 740 Bay Road, Redwood City, California. We have leased this facility through September 2011 with an option to renew through 2016. In September 2005, we consolidated our research and development and manufacturing operations into our Bay Road facility. In November 2005, we entered into a noncancelable operating lease for our new 124,000 square foot Mountain View facility. We have leased this facility through December 31, 2016, with the first payment scheduled to commence on January 1, 2007. We believe that our premises are adequate for our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We had our initial public offering on October 28, 2004. Our Common Stock is traded on the Nasdaq National Market under the symbol “FOXH”. The following table sets forth the high and low closing sales price of our common stock for the periods indicated.

	Price Range
	High	Low
Fiscal 2005:
First Quarter	$30.91	$23.91
Second Quarter	40.11	25.60
Third Quarter	53.70	38.00
Fourth Quarter	53.73	29.79
Fiscal Year	53.73	23.91

Fiscal 2004:
Fourth Quarter (from Oct. 28, 2004)	$28.00	$20.45

As of February 23, 2006, the closing price of our Common Stock on the Nasdaq National Market was $27.77 per share, and the number of stockholders of record was approximately 7,800.

Since our incorporation, we have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

On October 28, 2004, we completed the initial public offering of our common stock by selling 4.5 million shares at $14.00 per share. Additionally, on October 29, 2004, the underwriters exercised their over-allotment option to purchase 675,000 shares at $14.00 per share. Proceeds from the offering after deducting underwriting discounts and commissions of $5.1 million, but before expenses were $67.4 million. The managing underwriters of the offering were J.P. Morgan Securities, Inc., Piper Jaffray & Co., Thomas Weisel Partners, LLC and William Blair & Company, LLC. All of the net proceeds from the initial public offering were spent as of the second quarter of 2005.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables reflect selected financial data derived from our financial statements for each of the last five years. The statement of operations data for the years ended December 31, 2005, 2004 and 2003, and the balance sheet data as of December 31, 2005 and 2004 are derived from our audited financial statements included in this report. The statement of operations data for the years ended December 31, 2002 and 2001, and the balance sheet data as of December 31, 2003, 2002 and 2001 are derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of future results. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$125,362	$38,552	$2,585	$12	$—
Research collaboration	2,794	—	—	—	—

Net revenue	128,156	38,552	2,585	12	—

Costs and expenses:
Product (1)	39,335	24,144	4,503	95	—
Research collaboration	614	—	—	—	—
Research and development (1)	10,321	6,191	5,785	6,570	4,360
Selling, general and administrative (1)	91,396	38,465	6,792	1,548	989

Total costs and expenses	141,666	68,800	17,080	8,213	5,349

Loss from operations	(13,510)	(30,248)	(14,495)	(8,201)	(5,349)
Interest and other income	1,945	376	183	73	210
Interest and other expense	(46)	(3)	(35)	(78)	(278)

Net loss	(11,611)	(29,875)	(14,347)	(8,206)	(5,417)

Dividend related to beneficial conversion feature of convertible preferred stock (2)	—	(15,977)	(24)	—	—

Net loss attributable to common stockholders	$(11,611)	$(45,852)	$(14,371)	$(8,206)	$(5,417)

Basic and diluted net loss per common share	$(0.51)	$(10.52)	$(24.69)	$(15.00)	$(10.28)

Basic and diluted weighted-average number of shares used in per common share calculations	22,975	4,359	582	547	527

(1) Includes the following stock-based compensation charges:

Costs and expenses:
Product	$550	$727	$95	$—	$—
Research and development	1,056	605	232	1	—
Selling, general and administrative	5,471	5,494	1,109	4	1

	$7,077	$6,826	$1,436	$5	$1

(2)	In connection with the issuance of preferred stock in 2004, we recorded a non-cash charge representing the deemed dividend relating to the intrinsic value of the beneficial conversion feature of the preferred stock. See Note 9 of the notes to our financial statements.

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$59,915	$70,393	$7,511	$1,086	$6,765
Working capital	74,758	77,606	7,366	(1,575)	6,294
Total assets	108,205	90,836	11,416	1,988	7,587
Convertible preferred stock	—	—	49,998	27,374	27,374
Total stockholders’ equity (deficit)	83,764	81,673	(41,109)	(28,230)	7,022

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying financial statements and footnotes contained in Item 8 of this report and to provide an understanding of our results of operations, financial condition, and changes in financial condition. This discussion contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth in this section. MD&A is organized as follows:

•	Company description. This section provides a general description and history of our business, including details regarding our organization and customer base and capsule financial information regarding our results of operations.

•	Results of operations. This section provides our analysis and outlook for the significant line items on our statements of operations.

•	Stock-based compensation. This section provides the method and financial reporting of our accounting for stock options granted to employees and to non-employees.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2005.

•	Recent accounting pronouncements. This section describes the issuance and effects of new accounting pronouncements.

•	Critical accounting policies and estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to our financial statements.

•	Factors affecting future operating results. This section discusses the most significant factors that could affect our future financial results. The factors discussed in this section are in addition to factors that may be described in the MD&A captions discussed above and elsewhere in this report.

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

From our inception in 1996 until July 2003, our operations consisted primarily of start-up activities, including developing the SilverHawk, recruiting personnel and raising capital. We received clearance from the FDA to market the SilverHawk for treatment of atherosclerosis in the peripheral vasculature in June 2003. In July 2003, we began to build our U.S. direct sales organization and initiated sales of the SilverHawk to several large medical centers in the United States. In January 2004, we commenced full commercial introduction of the SilverHawk in the United States. The SilverHawk is not approved in the United States for use in the coronary or carotid arteries. We received our CE Mark to market the SilverHawk for coronary applications in October 2002 for peripheral applications in May 2003, and for the treatment of in-stent restenosis in the coronary arteries in October 2004. We began commercial sales in Europe in November 2002. To date, our sales outside of the United States have been limited, and we expect our international sales to remain limited for the foreseeable future.

We are expanding our direct sales force in the United States to further penetrate the PAD market. We have increased our sales force from 69 direct sales representatives on December 31, 2004 to 206 on December 31, 2005, and we expect to continue to grow our sales force. We market the SilverHawk through our direct sales force in the United States primarily to interventional cardiologists, as well as to vascular surgeons and interventional radiologists. As of December 31, 2005 we had over 1,000 active hospital customers in the United States. No single customer accounted for more than 5% of our net revenue in the year ended December 31, 2005. Reimbursement claims for the SilverHawk procedure are typically submitted by the hospital and physician to Medicare or other third-party payors using established billing codes for atherectomy procedures.

We manufacture the SilverHawk with parts manufactured in-house and components supplied by vendors, which we then assemble, test and package. We offer eight different SilverHawk models of various catheter diameters and tip lengths to accommodate differing artery sizes and amounts of plaque.

In September 2005, we consolidated our research and development and manufacturing operations into our Redwood City, California, building, which serves as our headquarters. This 60,000 square foot facility represents a three-fold increase over our previous facility. This expansion of our manufacturing facility has resulted in expanded production area and clean room space and enhanced research and development labs. The completion of the facility expansion increases our production capacity from approximately 15,000 to 25,000 units per quarter.

In September 2005, we entered into a Collaboration and License Agreement with Merck & Co. Inc., the “Merck Collaboration Agreement” through which we agreed with Merck to collaborate on the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression. The Merck Collaboration Agreement provides for a research collaboration of up to three years and consists of an initial one-year research term that Merck may, at its discretion, extend for one or two additional years. As part of this research collaboration, we will provide Merck with exclusive access to existing atherosclerotic plaque samples collected from patients having vascular disease using the SilverHawk Plaque Excision System as well as new samples to be collected pursuant to agreed upon protocols and criteria. Upon execution of the Merck Collaboration Agreement, we received an initial cash payment of $9 million to cover costs associated with our responsibilities and for the rights granted to Merck during the initial year of the research collaboration. We may also be entitled to additional payments of at least $7 million and up to $31 million over the following two years, if Merck elects to extend the research collaboration beyond its initial one-year term and/or exercise an option to maintain exclusive access to our atherosclerotic plaque samples. We may derive further revenue from Merck for milestone payments based on the progress of clinical development of any pharmaceutical or diagnostic products arising from work under the research collaboration, as well as royalties on sales of any such products.

For the year ended December 31, 2005, we generated net revenue of $128.2 million and a net loss of $11.6 million. As of December 31, 2005, our accumulated deficit was $85.1 million. We have not been profitable since inception. As of December 31, 2005, our cash, cash equivalents and investments balances were $59.9 million. On October 28, 2004, the Company completed an initial public offering of 4.5 million shares of its common stock, additionally, on October 29, 2004, the underwriters of the offering exercised their over-allotment option to purchase 675,000 shares. Proceeds from the offering after deducting underwriting discounts and commissions but before expenses were $67.4 million.

Results of Operations

Years Ended December 31, 2005, 2004 and 2003

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net revenue:

	Year Ended December 31,
	2005		2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Revenue:
Product	$125,362	98%	$38,552	100%	$2,585	100%
Research collaboration	2,794	2%	—	0%	—	0%

Net revenue	128,156	100%	38,552	100%	2,585	100%

Costs and expenses:
Product (1)	39,335	31%	24,144	63%	4,503	174%
Research collaboration	614	0%	—	0%	—	0%
Research and development (1)	10,321	8%	6,191	16%	5,785	224%
Selling, general and administrative (1)	91,396	71%	38,465	100%	6,792	263%

Total costs and expenses	141,666	110%	68,800	179%	17,080	661%

Loss from operations	(13,510)	-10%	(30,248)	-79%	(14,495)	-561%

Interest and other income	1,945	1%	376	1%	183	7%
Interest and other expense	(46)	0%	(3)	0%	(35)	-1%

Net loss	$(11,611)	-9%	$(29,875)	-78%	$(14,347)	-555%

(1) Includes the following stock-based compensation charges:

Costs and expenses:
Product	$550		$727		$95
Research and development	1,056		605		232
Selling, general and administrative	5,471		5,494		1,109

	$7,077		$6,826		$1,436

Revenue:

Our revenue consists of two components: product and research collaboration.

Product.    Product revenue is derived from sales of the SilverHawk plaque excision system. Product revenue was $125.4 million for the year ended December 31, 2005 as compared to $38.6 million and $2.6 million for the years ended December 31, 2004 and 2003, respectively. The increase of $86.8 million from 2004 to 2005 was attributable to an increase in the number of SilverHawk devices sold and a 30% increase in the average sales price per unit. The increase of $36.0 million from 2003 to 2004 was attributable to an increase in the number of SilverHawk devices sold and a 40% increase in the average sales price per unit. The increase in the number of devices sold was primarily attributable to an increase in the number of hospital customers purchasing our devices as we expanded our sales force. We expect our product revenue to increase as we continue to expand our sales force to increase penetration of existing customer accounts and to penetrate new customer accounts.

Research collaboration.    Research collaboration revenue is derived from the Merck Collaboration Agreement. Research collaboration revenue was $2.8 million for the year ended December 31, 2005 as compared to $0 for the years ended December 31, 2004 and 2003. The $2.8 million of revenue was recognized in connection with delivery of tissue samples under the agreement. The agreement provides for an initial payment of $9.0 million which covers costs associated with the Company’s responsibilities and for the rights granted to Merck during the initial year of the research collaboration. The initial payment was classified as deferred revenue and the Company will recognize revenue as it fulfills its obligations and delivers tissue samples. We expect our research collaboration revenue to increase as we continue to deliver tissue samples and recognize the remaining deferred revenue balance of $6.2 million.

Costs and Expenses:

Our costs and expenses consist of four components: product, research collaboration, research and development, and selling, general and administrative.

Product.    Product costs consists primarily of material, labor and overhead costs. Product costs were $39.3 million for the year ended December 31, 2005 as compared to $24.1 million and $4.5 million for the years ended December 31, 2004 and 2003, respectively. The increase was primarily attributable to the increase in the number of SilverHawk devices sold. As a percentage of net revenue, product costs were 31% in the year ended December 31, 2005 as compared to 63% and 174% for the years ended December 31, 2004 and 2003, respectively. Primary factors that contributed to the decrease in product costs as a percentage of net revenue included an increase in the average sales price per unit, continued improvements related to the absorption of manufacturing overhead costs associated with increased production volumes, improved purchasing efficiencies of supplies and materials, and improved labor and manufacturing efficiencies. We expect product costs will increase in absolute dollars but decrease as a percentage of product revenue as we implement cost reduction initiatives and benefit from economies of scale.

Research Collaboration.    Research collaboration expenses consist of costs associated with procurement and delivery of tissue samples under the Merck Collaboration Agreement. Research collaboration expenses were $614,000 for the year ended December 31, 2005 as compared to $0 for the years ended December 31, 2004 and 2003. We expect that research collaboration costs will increase in absolute dollars and as a percentage of research collaboration revenue as we continue to expand our efforts to collaborate on the analysis of atherosclerotic plaque removed from patient arteries.

Research and Development.    Research and development expenses consist primarily of costs associated with personnel, materials, and clinical studies within our product development, regulatory and clinical organizations. Research and development expenses were $10.3 million for the year ended December 31, 2005 as compared to $6.2 million and $5.8 million for the years ended December 31, 2004 and 2003, respectively. The increase of $4.1 million from 2004 to 2005 was primarily attributable to a $3.7 million increase in personnel-related costs resulting from additional hiring of research and development and regulatory and clinical personnel associated with the launch of new devices and new clinical studies, a $451,000 increase in stock-based compensation and a $166,000 increase in travel and related expenses attributable to research and development activities, offset by a $522,000 decrease in materials costs used in product development. The increase of $0.4 million from 2003 to 2004 was primarily attributable to a $462,000 increase in personnel-related costs resulting from additional hiring of research and development and regulatory and clinical personnel and a $373,000 increase in stock-based compensation, offset by a $300,000 decrease in materials costs used in product development and an $82,000 decrease in expenses related to clinical trials. As a percentage of net revenue, research and development expenses were 8% in the year ended December 31, 2005, as compared to 16% and 224% for the years ended December 31, 2004 and 2003, respectively. We expect research and development expenses to increase in absolute terms and increase as a percentage of net revenue as we explore new technologies and commence new clinical trials.

Selling, General and Administrative.    Selling, general and administrative expenses consist primarily of employment costs for sales, marketing and administrative personnel, and costs associated with participation in medical conferences, physician symposia and promotional activities. Selling, general and administrative expenses were $91.4 million for the year ended December 31, 2005 as compared to $38.5 million and $6.8 million for the years ended December 31, 2004 and 2003, respectively. The increase of $52.9 million from 2004 to 2005 was primarily attributable to a $38.0 million increase in personnel costs related to additional hiring of sales and marketing personnel, a $5.3 million increase in travel and related expenses attributable to selling and marketing activities and a $3.2 million increase in marketing and promotional activities. The increase of $31.7 million from 2003 to 2004 was primarily attributable to a $20.8 million increase in personnel costs primarily related to additional hiring of sales and marketing personnel, a $4.4 million increase in stock-based compensation, a $2.6 million increase in travel and related expenses attributable to selling and marketing activities and an $800,000 increase in marketing and promotional activities. As a percentage of net revenue, selling, general and administrative expenses in the year ended December 31, 2005 were 71% as compared to 100% and 263% for the years ended December 31, 2004 and 2003, respectively. We expect selling, general and administrative expenses to increase in absolute terms as we expand our sales and marketing efforts and incur additional administrative costs, but to decrease as a percentage of net revenue as we leverage our existing selling, general and administrative infrastructure.

Interest and Other Income.    Interest and other income were $1.9 million for the year ended December 31, 2005 as compared to $376,000 and $183,000 for the years ended December 31, 2004 and 2003, respectively. The increase of $1.5 million from 2004 to 2005 is primarily attributable to higher interest rates and higher average cash, cash equivalents and investment balances that increased primarily as a result of cash received from financing activities and cash received from the Merck Collaboration Agreement. The increase in interest and other income of $193,000 from 2003 to 2004 is primarily attributable to higher average cash, cash equivalents and investment balances that increased as a result of cash received from our initial public offering.

Interest and Other Expense.    Interest and other expense were $46,000 for the year ended December 31, 2005 as compared to $3,000 and $35,000 for the years ended December 31, 2004 and 2003, respectively. The increase of $43,000 from 2004 to 2005 is primarily attributable to losses on disposal of property and equipment. The decrease of $32,000 from 2003 to 2004 is primarily attributable to the reduction in outstanding notes payable and convertible promissory note balances.

Beneficial Conversion Feature.    The issuance of Series D and Series E convertible preferred stock resulted in a deemed dividend associated with the beneficial conversion feature, calculated in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio,” to Certain Convertible Instruments,” based on the conversion price and fair value of the common stock on the date of issuance. Accordingly, we recognized $16.0 million and $24,000 as a charge to additional paid-in-capital to account for the deemed dividend on the convertible preferred stock as of the issuance date in 2004 and 2003, respectively. The amount of the deemed dividend related to the beneficial conversion feature was recorded upon issuance of the convertible preferred stock, as the convertible preferred stock could have been converted to common stock by the holder at any time.

Stock-Based Compensation

We record deferred stock-based compensation for financial reporting purposes as the difference between the exercise price of options granted to employees and directors and the estimated fair value of our common stock at the time of grant. Deferred stock-based compensation is amortized on a straight-line basis to cost of product, research and development expenses and selling, general and administrative expenses. Deferred stock-based compensation recorded through December 31, 2005 was $19.8 million, net of stock option cancellations, with accumulated amortization of $10.7 million. The remaining $9.1 million will be amortized over the vesting periods of the options, generally four years from the date of grant (assuming no additional cancellations). We currently expect to record amortization expense for deferred stock-based compensation as follows:

For the Year Ended December 31,	Amount
2006	$4.7 million
2007	$3.7 million
2008	$0.7 million

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The amount of stock-based compensation expense to be recorded in future periods may decrease if unvested options are cancelled. Our stock-based compensation expenses will fluctuate as the fair market value of our common stock fluctuates. We recorded $2.4 million, $1.8 million and $447,000 in stock-based compensation expense for non-employees in the years ended December 31, 2005, 2004, and 2003, respectively.

Liquidity and Capital Resources

On October 28, 2004, the Company completed an initial public offering of 4.5 million shares of its common stock. Additionally, on October 29, 2004, the underwriters of the offering exercised their over-allotment option of 675,000 shares. Proceeds from the offering after deducting underwriting discounts and commissions but before expenses were $67.4 million. From inception through June 2004, we raised $78.3 million through private sales of convertible preferred stock. As of December 31, 2005, we had $24.2 million of cash and cash equivalents, $35.7 million of investments, and working capital of $74.8 million.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2005:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2006	2007	2008	2009	2010	After 2010
Operating leases	$44,820	$889	$4,656	$4,582	$4,678	$4,789	$25,226
Royalty obligation	83	83	—	—	—	—	—
Purchase agreement	5,657	2,829	—	2,828	—	—	—

	$50,560	$3,801	$4,656	$7,410	$4,678	$4,789	$25,226

The long-term commitments under operating leases shown above consist of payments related to our real estate lease in Redwood City expiring August 2011, our real estate lease in Menlo Park expiring May 2007, and our real estate lease in Mountain View that expires on December 31, 2016, with the first payment scheduled to commence on January 1, 2007 (see Note 7).

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

Net Cash Used in Operating Activities.    Net cash used in operating activities was $8.5 million for the year ended December 31, 2005 as compared to $30.2 million for the year ended December 31, 2004 and $12.5 million for the year ended December 31, 2003. Net cash used in 2005 was primarily attributable to net loss of $11.6 million and increases in inventory and accounts receivable balances of $9.4 million and $14.8 million, respectively, as we increased our net revenue, partially offset by adjustments for non-cash charges related to stock-based compensation of $7.1 million, depreciation and amortization of $3.3 million and increases in accrued liabilities and accounts payable of $9.4 million due to our increased operating expenses, and a $6.2 million increase in deferred revenue. Net cash used in 2004 was primarily attributable to a net loss of $29.9 million and increases in inventory and accounts receivable balances of $7.2 million and $7.1 million, respectively, as we increased our net revenue, partially offset by adjustments for non-cash charges related to stock-based compensation of $6.8 million, depreciation and amortization of $1.4 million and increases in accrued liabilities and accounts payable of $6.0 million due to our increased operating expenses. Net cash used in 2003 was primarily attributable to a net loss of $14.3 million and increases in inventory and accounts receivable balances of $1.3 million and $893,000, respectively, as we increased our net revenue, partially offset by adjustments for non-cash charges related to stock-based compensation of $1.4 million, depreciation and amortization of $585,000 and increases in accrued liabilities and accounts payable of $2.0 million due to our increased operating expenses.

Net Cash Provided by (Used in) Investing Activities.    Net cash used in investing activities was $1.1 million for the year ended December 31, 2005 as compared to $41.5 million for the year ended December 31, 2004 and net cash provided by investing activities of $5.1 million for the year ended December 31, 2003. For 2005 and 2004, net cash used in investing activities was attributable to purchases of investments and acquisition of property and equipment, offset by sales or maturities of investments. For 2003, net cash provided by investing activities was attributable to sales and maturities of investments, offset by purchases of investments and acquisition of property and equipment.

Net Cash Provided by Financing Activities.    Net cash provided by financing activities was $6.3 million for the year ended December 31, 2005 as compared to $96.6 million and $9.0 million for the years ended December 31, 2004 and 2003, respectively. For 2005, net cash provided by financing activities was attributable to proceeds from issuance of common stock related to stock option exercises and issuance of common stock relating to our employee stock purchase plan, offset by repurchases of common stock. For 2004, net cash provided by financing activities was attributable to proceeds from issuance of common stock associated with our initial public offering, issuance of convertible preferred stock and issuance of common stock related to stock option exercises. For 2003, net cash provided by financing activities was attributable to proceeds from issuance of convertible preferred stock and issuance of common stock related to stock option exercises.

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

•	revenue generated by sales of the SilverHawk;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	rate of progress and cost of our research and development activities;

•	costs of obtaining and maintaining FDA and other regulatory clearances of the SilverHawk;

•	effects of competing technological and market developments;

•	size, number and timing of acquisitions and other strategic transactions; and

•	revenue generated by the Merck Collaboration Agreement and its possible renewal beyond the initial one-year term.

Off-Balance-Sheet Arrangements.    As of December 31, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item  303(a)(4)(ii) of SEC Regulation S-K.

Summary.    We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research and development and selling and marketing efforts.

We expect to increase capital expenditures consistent with our anticipated growth in manufacturing, infrastructure and personnel. We also may increase our capital expenditures as we expand our product lines or invest to address new markets.

Inflation

Inflation has not had a significant impact on our operations over the past three years and we do not expect it to have a significant impact on our results of operations or financial condition in the foreseeable future.

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

We plan to adopt SFAS 123(R) using the modified prospective method, under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the previous requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123(R). Compensation expense calculated under SFAS 123(R) may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, and changes in interest rates or other factors. Upon adoption of SFAS 123(R), we plan to use the Black-Scholes model to value the compensation expense associated with employee stock options and stock purchases under our employee stock purchase plan. We have completed our assessment of the impact of adopting these new standards. We expect this standard to have a significant impact on the statements of operations and statements of cash flows.

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

Revenue Recognition.    The Company generates revenue from the sale of SilverHawk devices and through plaque analysis related to the Merck Collaboration Agreement. The Company recognizes product revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; title has transferred; the fee is fixed and determinable; and collectibility is reasonably assured. Transfer of title and risk of ownership generally occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. The Company does not offer any rights of return for product sales to direct and indirect customers. The Company recognizes revenue related to the Merck Collaboration Agreement in accordance with Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Accounting for Revenue Arrangements with Multiple Deliverables. The Merck Collaboration Agreement provides for an initial payment which covers costs associated with the Company’s responsibilities and for the rights granted to Merck during the initial year of the research collaboration which was classified as deferred revenue. The Company recognizes revenue as it fulfills its obligations and delivers tissue samples under the Merck Collaboration Agreement.

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

Inventories.    We state our inventories at the lower of cost or market, computed on a standard cost basis, which approximates actual cost on a first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. Standard costs are monitored on a quarterly basis and updated as necessary to reflect changes in raw material costs and labor and overhead rates. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory reserves are measured as the difference between the cost of inventory and estimated market value. Inventory reserves are charged to cost of product and establish a lower cost basis for the inventory. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins.

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

Our exposure to interest rate risk at December 31, 2005 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of high quality US government and corporate issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our investments is 6 months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

We have operated mainly in the United States, and 100%, 99% and 88% of our sales were made in U.S. dollars for the years ended December 31, 2005, 2004 and 2003, respectively. To date, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOXHOLLOW TECHNOLOGIES, INC.

FOXHOLLOW TECHNOLOGIES, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$24,249	$27,506
Short-term investments	35,666	42,887
Accounts receivable, net of allowance for doubtful accounts of $1,002 in 2005 and $324 in 2004	21,831	7,666
Inventories	15,607	7,619
Prepaid expenses and other current assets	1,846	1,091

Total current assets	99,199	86,769

Property and equipment, net	8,442	3,506
Other assets	564	561

Total assets	$108,205	$90,836

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,072	$3,757
Accrued liabilities	11,163	5,406
Deferred revenue	6,206	—

Total liabilities	24,441	9,163

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Common stock: $0.001 par value; 50,000,000 shares authorized: Issued and outstanding: 23,855,326 and 22,259,586 at December 31, 2005 and 2004, respectively	24	22
Additional paid-in capital	178,011	169,389
Deferred stock-based compensation	(9,066)	(14,202)
Other comprehensive loss	(99)	(41)
Accumulated deficit	(85,106)	(73,495)

Total stockholders’ equity	83,764	81,673

Total liabilities and stockholders’ equity	$108,205	$90,836

The accompanying notes are an integral part of these financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2005	2004	2003
Revenue:
Product	$125,362	$38,552	$2,585
Research collaboration	2,794	—	—

Net revenue	128,156	38,552	2,585

Costs and expenses:
Product (1)	39,335	24,144	4,503
Research collaboration	614	—	—
Research and development (1)	10,321	6,191	5,785
Selling, general and administrative (1)	91,396	38,465	6,792

Total costs and expenses	141,666	68,800	17,080

Loss from operations	(13,510)	(30,248)	(14,495)
Interest and other income	1,945	376	183
Interest and other expense	(46)	(3)	(35)

Net loss	(11,611)	(29,875)	(14,347)

Dividend related to beneficial conversion feature of convertible preferred stock	—	(15,977)	(24)

Net loss attributable to common stockholders	$(11,611)	$(45,852)	$(14,371)

Net loss per common share:
Basic and diluted	$(0.51)	$(10.52)	$(24.69)

Weighted-average number of shares used in per common share calculations:
Basic and diluted	22,975	4,359	582

(1) Includes the following stock-based compensation charges:

Costs and expenses:
Product	$550	$727	$95
Research and development	1,056	605	232
Selling, general and administrative	5,471	5,494	1,109

	$7,077	$6,826	$1,436

The accompanying notes are an integral part of these financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit)/ Equity
	Shares	Amount
Balances at December 31, 2002	571,262	$1	$1,042	$—	$—	$(29,273)	$(28,230)

Exercise of common stock options	37,833	—	32	—	—	—	32
Beneficial conversion feature related to issuance of Series D convertible preferred stock	—	—	24	—	—	—	24
Deemed dividend related to beneficial conversion feature related to issuance of Series D convertible preferred stock	—	—	(24)	—	—	—	(24)
Deferred stock-based compensation	—	—	4,662	(4,662)	—	—	—
Stock-based compensation	—	—	447	—	—	—	447
Amortization of deferred stock-based compensation	—	—	—	989	—	—	989
Components of other comprehensive loss:

Net loss	—	—	—	—	—	(14,347)	(14,347)

Comprehensive loss							(14,347)

Balances at December 31, 2003	609,095	$1	$6,183	$(3,673)	$—	$(43,620)	$(41,109)

Exercise of common stock options	733,533	1	361	—	—	—	362
Beneficial conversion feature related to issuance of Series E convertible preferred stock	—	—	15,977	—	—	—	15,977
Deemed dividend related to beneficial conversion feature related to issuance of Series E convertible preferred stock	—	—	(15,977)	—	—	—	(15,977)
Deferred stock-based compensation in connection with a deemed dividend related to the issuance of Series E convertible restricted preferred stock	—	—	766	(766)	—	—	—
Deferred stock-based compensation	—	—	15,063	(15,063)	—	—	—
Stock-based compensation	—	—	1,818	—	—	—	1,818
Amortization of deferred stock-based compensation in connection with a deemed dividend related to the issuance of Series E convertible restricted preferred stock	—	—	—	756	—	—	756
Reversal of deferred stock-based compensation in connection with a deemed dividend related to the issuance of Series E convertible restricted preferred stock	—	—	(9)	9	—	—	—
Amortization of deferred stock-based compensation	—	—	—	4,252	—	—	4,252
Reversal of deferred stock-based compensation due to option cancellations	—	—	(283)	283	—	—	—
Common stock issued in connection with initial public offering	5,175,000	5	65,734	—	—	—	65,739
Conversion of convertible preferred stock	15,557,097	15	79,499	—	—	—	79,514
Exercise of warrants	184,861	—	257	—	—	—	257
Components of other comprehensive loss:
Changes in unrealized gains/(losses) on investments	—	—	—	—	(41)	—	(41)

Net loss	—	—	—	—	—	(29,875)	(29,875)

Comprehensive loss							(29,916)

Balances at December 31, 2004	22,259,586	$22	$169,389	$(14,202)	$(41)	$(73,495)	$81,673

Exercise of common stock options	1,257,075	2	2,107	—	—	—	2,109
Issuance of common stock under employee stock purchase plan	338,665	—	4,574	—	—	—	4,574
Stock-based compensation	—	—	2,360	—	—	—	2,360
Amortization of deferred stock-based compensation	—	—	—	4,717	—	—	4,717
Reversal of deferred stock-based compensation due to option cancellations	—	—	(419)	419	—	—	—
Components of other comprehensive loss:
Changes in unrealized gains/(losses) on investments	—	—	—	—	(58)	—	(58)

Net loss	—	—	—	—	—	(11,611)	(11,611)

Comprehensive loss							(11,669)

Balances at December 31, 2005	23,855,326	$24	$178,011	$(9,066)	$(99)	$(85,106)	$83,764

The accompanying notes are an integral part of these financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(11,611)	$(29,875)	$(14,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense related to warrants and accrued interest converted into convertible preferred stock	—	—	17
(Gain)/Loss on disposal of property and equipment	(15)	—	3
Allowance for doubtful accounts	678	285	39
Depreciation and amortization	3,299	1,354	585
Amortization of deferred stock-based compensation	4,717	5,008	989
Stock-based compensation expense	2,360	1,818	447
Provision for excess and obsolete inventories	3,922	826	142
Changes in operating assets and liabilities:
Accounts receivable	(14,843)	(7,085)	(893)
Inventories	(11,910)	(7,222)	(1,303)
Prepaid expenses and other current assets	(755)	(798)	(184)
Other assets	(3)	(462)	(9)
Accounts payable	3,315	2,198	1,139
Accrued liabilities	6,109	3,761	858
Deferred revenue	6,206	—	—

Net cash used in operating activities	(8,531)	(30,192)	(12,517)

Cash flows from investing activities:
Acquisition of property and equipment	(8,378)	(3,436)	(1,383)
Proceeds from disposal of property and equipment	158	—	—
Sales or maturities of investments	52,977	19,467	18,277
Purchases of investments	(45,814)	(57,521)	(11,783)

Net cash provided by (used in) investing activities	(1,057)	(41,490)	5,111

Cash flows from financing activities:
Proceeds from initial public offering, net	—	65,739	—
Proceeds from issuance of convertible preferred stock, net	—	29,532	8,925
Repurchase of convertible preferred stock	—	(17)	—
Proceeds from exercise of options to purchase common stock	1,778	1,050	32
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	4,574	—	—
Repurchase of common stock	(21)	(10)	—
Exercises of warrants	—	257	—

Net cash provided by financing activities	6,331	96,551	8,957

Net increase (decrease) in cash and cash equivalents	(3,257)	24,869	1,551

Cash and cash equivalents, beginning of period	27,506	2,637	1,086

Cash and cash equivalents, end of period	$24,249	$27,506	$2,637

Supplemental disclosure of noncash investing and financing activities:
Preferred stock converted to common upon initial public offering	$—	$79,514	$—
Issuance of convertible preferred stock in exchange for marketable securities	—	—	11,369
Changes in net unrealized gains/(losses) on investments	(58)	(41)	—
Deferred stock-based compensation	—	15,537	4,662
Reversal of deferred stock-based compensation	(419)	—	—
Conversion of promissory notes and accrued interest into convertible preferred stock	—	—	2,331
Dividend related to beneficial conversion feature of convertible preferred stock	—	15,977	24
Vesting of restricted stock	368	1,372	—

The accompanying notes are an integral part of these financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1—THE COMPANY:

FoxHollow Technologies, Inc. (the “Company”) designs, develops, manufactures and sells medical devices primarily for the treatment of peripheral artery disease (“PAD”). PAD results from the accumulation of plaque in the arteries. The Company sells the SilverHawk Plaque Excision System (“SilverHawk”), a minimally-invasive single-use catheter system designed for removal of plaque from arteries. Plaque removal re-opens previously narrowed arteries, allowing increased blood flow to tissue and organs. In June 2003, the U.S. Food and Drug Administration (“FDA”) granted 510(k) clearance to market the SilverHawk for treatment of atherosclerosis in the peripheral vasculature. In September 2005, the Company entered into a Collaboration and License Agreement with Merck & Co., Inc. (the “Merck Collaboration Agreement”), pursuant to which the Company and Merck agreed to collaborate on the analysis of atherosclerotic plaque removed from patient arteries. The Company was incorporated in the state of Delaware on September 24, 1996. On October 28, 2004, the Company completed an initial public offering of 4.5 million shares of its common stock at $14.00 per share. Additionally, on October 29, 2004, the underwriters exercised their over-allotment option to purchase 675,000 shares at $14.00 per share. Proceeds from the offering after deducting underwriting discounts and commissions but before expenses were $67.4 million.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year’s presentation.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2005 and 2004, the Company’s cash and cash equivalents were held in financial institutions in the United States and consist of deposits in money market funds and U.S., government securities, which were unrestricted as to withdrawal or use.

Restricted Cash

At December 31, 2005 and 2004, restricted cash of $564,000 and $561,000, respectively, represent certificates of deposit held with financial institutions as security deposits for the Company’s corporate credit card and building lease. These balances are included in other assets.

Investments

The Company classifies all investments as “available-for-sale.” Such investments are recorded at fair value and unrealized gains and losses are recorded as a separate component of stockholders’ equity (deficit) until realized. Realized gains and losses on the sale of all such securities are reported in net loss, computed using the specific

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

identification cost method. The Company places its investments primarily in U.S. Government securities, corporate bonds and commercial paper. Unrealized gains and losses on such investments are reported as a separate component of stockholders’ equity (deficit).

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments and accounts receivable. The Company’s cash, cash equivalents and investments are deposited with two major banks in the United States. The Company is exposed to credit risk in the event of default by these financial institutions for amounts in excess of Federal Deposit Insurance Corporation insured limits. Management believes that the Company’s investments in cash, cash equivalents and investments are financially sound and have minimal credit risk. The Company’s accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers.

Prior to the receipt of FDA clearance in June 2003, the Company derived all of its revenue and related accounts receivable balances from sales to the Company’s international distributors. No customer accounted for more than 10% of the Company’s net revenue for the years ended December 31, 2005 and 2004. For the year ended December 31, 2003, Distributor A accounted for 13% of the Company’s net revenue. At December 31, 2005 and 2004, no customer accounted for more than 10% of the Company’s accounts receivable.

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

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

remaining lease term or the estimated useful life of the related assets. Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in the statement of operations.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards Board (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets. Through December 31, 2005, there have been no such impairments.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. The Company’s unrealized gain (loss) on investments represents the only component of other comprehensive loss that is excluded from the Company’s net loss and has been reflected in the statement of stockholders’ equity (deficit).

Revenue Recognition

The Company generates revenue from the sale of SilverHawk devices and through plaque analysis related to the Merck Collaboration Agreement. The Company recognizes product revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; title has transferred; the fee is fixed and determinable; and collectibility is reasonably assured. Transfer of title and risk of ownership generally occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. The Company does not offer any rights of return for product sales to direct and indirect customers. The Company recognizes revenue related to the Merck Collaboration Agreement in accordance with Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Accounting for Revenue Arrangements with Multiple Deliverables. The Merck Collaboration Agreement provides for an initial payment which covers costs associated with the Company’s responsibilities and for the rights granted to Merck during the initial year of the research collaboration which was classified as deferred revenue. The Company recognizes revenue as it fulfills its obligations and delivers tissue samples under the Merck Collaboration Agreement.

Warranties

The Company maintains a warranty allowance for the estimated amount of repairs or replacement cost of all products which are found to be defective. Provisions for warranty are provided for in the same period that the related product sales are recorded. The amount of allowance is based upon analyses of historical repairs and replacements, known improvements in design and changes in reliability. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseeable changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s warranty liability during the fiscal years ended December 31, 2005 and 2004 were as follows (in thousands):

	December 31,
	2005	2004
Balance at January 1	$207	$52
Add: Accruals for warranties	818	1,063
Less: Cost of replacements	(808)	(908)

Balance at December 31	$217	$207

Deferred Revenue

In September 2005, the Company entered into the Merck Collaboration Agreement, pursuant to which the Company and Merck agreed to collaborate on the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers of atherosclerotic disease progression. Certain payments made by Merck to the Company thereunder must be recognized as revenue on a deferred basis. Upon execution of the Merck Collaboration Agreement, the Company received initial cash payments of $9 million to cover costs associated with the Company’s responsibilities and for the rights granted to Merck during the initial year of the research collaboration. The Company recognized $2.8 million as revenue for the year ended December 31, 2005 and will continue to recognize revenue as it fulfills its obligations and delivers tissue samples under the Merck Collaboration Agreement.

Research and Development Expenditures

Costs related to research, design and development of products are charged to research and development expense as incurred.

Advertising Costs

Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. Advertising costs were $1.3 million, $556,000 and $113,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including options, common stock subject to repurchase, common stock issued under the employee stock purchase plan, warrants and convertible preferred stock. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Numerator:
Net loss	$(11,611)	$(29,875)	$(14,347)
Dividend related to beneficial conversion feature of convertible preferred stock	—	(15,977)	(24)

Net loss attributable to common stockholders	$(11,611)	$(45,852)	$(14,371)

Denominator:
Weighted-average common shares outstanding	23,483	4,709	582
Less: Weighted-average unvested common shares subject to repurchase	(508)	(350)	—

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	22,975	4,359	582

The following outstanding options, convertible preferred stock, common stock issued under the employee stock purchase plan, and warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	December 31,
	2005	2004	2003
Convertible preferred stock	—	—	10,409
Options to purchase common stock	4,107	4,246	2,396
Warrants to purchase convertible preferred stock	—	—	336

	4,107	4,246	13,141

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

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Net loss attributable to common stockholders, as reported	$(11,611)	$(45,852)	$(14,371)
Add: Employee stock-based compensation included in reported net loss	4,717	4,252	989
Deduct: Employee total stock-based compensation determined under fair value method	(14,792)	(4,254)	(1,042)

Pro forma net loss attributable to common stockholders	$(21,686)	$(45,854)	$(14,424)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(0.51)	$(10.52)	$(24.69)

Pro forma	$(0.94)	$(10.52)	$(24.78)

The above pro forma effects on net loss may not be representative of the effects on future results as options granted typically vest over several years and additional grants are expected to be made in future years.

Prior to the Company’s initial public offering, the fair value for each option grant was determined using the minimum value method. Volatility and dividend yield are not factors in the Company’s minimum value calculation. No dividend yield was assumed as the Company has not paid dividends and has no intentions to do so. In accordance with the provisions of SFAS No. 123, the fair value of each option is estimated using the following assumptions:

	Years Ended December 31,
	2005	2004	2003
Weighted-average risk-free interest rate	3.90%	3.36%	2.59%
Expected life (in years)	4	4	4
Dividend yield	—	—	—
Volatility	75 - 81%	75%	0%

The grant date weighted-average fair value per share of options granted during the years ended December 31, 2005, 2004 and 2003 was $19.75, $8.38, and $2.96, respectively.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(“SFAS 151”). SFAS No. 151 amends APB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial statements.

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

We plan to adopt SFAS 123(R) using the modified prospective method, under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the previous requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123(R). Compensation expense calculated under SFAS 123(R) may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, and changes in interest rates or other factors. Upon adoption of SFAS 123(R), we plan to use the Black-Scholes model to value the compensation expense associated with employee stock options and stock purchases under our employee stock purchase plan. We have completed our assessment of the impact of adopting these new standards. We expect this standard to have a significant impact on the statements of operations and statements of cash flows.

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

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 3—INVESTMENTS:

Investments consisted of the following (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2005
US Government securities (maturities less than one year)	$17,685	$—	$(74)	$17,611
Corporate bonds (maturities less than one year)	18,080	—	(25)	18,055

Total	$35,765	$—	$(99)	$35,666

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2004
US Government securities (maturities less than one year)	$32,306	$1	$(21)	$32,286
Corporate bonds (maturities less than one year)	10,622	7	(28)	10,601

Total	$42,928	$8	$(49)	$42,887

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the statements of operations.

NOTE 4—BALANCE SHEET DETAIL:

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2005	2004
Raw materials	$9,808	$4,833
Work in process	896	1,366
Finished goods	4,903	1,420

	$15,607	$7,619

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2005	2004
Computer equipment	$4,102	$1,846
Machinery and equipment	5,451	3,365
Office furniture and fixtures	1,210	652
Leasehold improvements	4,532	1,431

	15,295	7,294
Less: Accumulated depreciation and amortization	(6,853)	(3,788)

	$8,442	$3,506

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2005	2004
Salaries and related expense	$7,820	$3,682
Employee stock purchase plan withholding	1,273	280
Accrued warranty	217	207
Proceeds received on issuance of restricted common stock	335	677
Deferred rent	1,108	324
Accrued sales and use tax	410	222
Other	—	14

	$11,163	$5,406

NOTE 5—INCOME TAXES:

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$25,965	$18,737
Research and development and other credits	2,974	1,765
Capitalized costs	92	392
Accruals and reserves	6,802	966
Fixed assets	589	292

Total deferred tax asset	$36,422	$22,152

Valuation allowance	(36,422)	(22,152)

Net deferred tax asset	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. We have concluded that it was more likely than not that our deferred tax assets would not be realized. Accordingly, the total deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $14.3 million and $9.0 million during 2005 and 2004, respectively. Of the total valuation allowance amounts listed above, approximately $6.1 million of the valuation allowance at December 31, 2005 relates to tax benefits associated with exercises of stock options, which will reduce income taxes payable and be credited to additional paid-in capital when realized.

As of December 31, 2005, the Company had net operating loss carryforwards of approximately $67.0 million and $65.1 million available to reduce future taxable income, if any, for Federal and State income tax purposes, respectively. The net operating loss carryforwards begin to expire between 2011 and 2006 for Federal and State purposes, respectively, and fully expire in 2025 and 2015, respectively. The Company also had Federal and State research and development credit carryforwards of approximately $1.7 million and $1.8 million, respectively, at December 31, 2005. The Federal credits will expire starting in 2022 if not utilized.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

NOTE 7—COMMITMENTS AND CONTINGENCIES:

Leases

In May 2004, the Company entered into a noncancelable operating lease for its Bay Road facility that expires on August 31, 2011. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight line basis over the lease period and has accrued the rent expense incurred but not paid. In December 2004, in conjunction with the facility lease, the Company issued a standby letter of credit which is collateralized by a certificate of deposit in the amount of $531,000, which is classified as other long term assets. In June 2005, the Company entered into a noncancelable operating lease for its Edison Way facility that expires on February 28, 2007. In November 2005, the Company entered into a noncancelable operating lease for its Stierlin Court facility that expires on December 31, 2016, with the first payment scheduled to commence on January 1, 2007. In addition to monthly base rent, the Company is subject to utility and maintenance fees. The aggregate future minimum rental payments required under the noncancelable operating leases as of December 31, 2005 are as follows (in thousands):

Years Ending December 31,
2006	$889
2007	4,656
2008	4,582
2009	4,678
2010	4,789
Thereafter	25,226

Future minimum rental payments	$44,820

Rent expense was $1.0 million, $979,000 and $540,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Purchase Agreement

In March 2005, the Company entered into a purchase agreement with one of its suppliers for certain manufacturing components used in the Company’s devices. Under the terms of this agreement, the Company will be required to make payments to the supplier for differences between actual purchase quantities and the minimum purchase quantities defined in the agreement.

Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves future claims that may be made against the Company. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these potential indemnification obligations.

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

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Beneficial Conversion Feature

The issuance of Series D and Series E convertible preferred stock resulted in a deemed dividend associated with the beneficial conversion feature, calculated in accordance with EITF No. 00-27, “Application of Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios” to Certain Convertible Instruments” based on the conversion price of the preferred stock into common, and the fair value of the common stock at the date of issuance. Accordingly, the Company has recognized $16.0 million and $24,000 as a charge to additional paid-in-capital to account for the deemed dividend on the redeemable convertible preferred stock as of the issuance date in 2004 and 2003, respectively. The amount of the deemed dividend related to the beneficial conversion feature was recorded upon issuance of the convertible preferred stock, as the convertible preferred stock was convertible into common stock by the holder at any time.

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

Warrants for Convertible Preferred Stock

In connection with the convertible promissory notes issued in November 2002, the Company issued warrants to purchase 212,670 shares of Series D convertible preferred stock at an exercise price of $3.04 per share. The warrants were immediately exercisable, had a term of seven years and expire upon a change of control or upon an initial public offering of the Company’s common stock. The allocated fair value of the warrants of $287,000 was calculated using the Black-Scholes pricing model with the following assumptions: fair value of the preferred stock at the date of issuance of $3.04 per share, an estimated life of seven years, an annual risk free rate of 2.21%, volatility of 75% and no future dividends. The value of these warrants was recorded as a discount against the related promissory notes and was amortized to interest expense over one year, the term of the promissory notes, using the straight line method as the difference between the effective interest method and the straight-line method was deemed to be immaterial. In January 2003, the promissory notes were converted into shares of Series D convertible preferred stock (See Note 6). Accordingly, amortization of the discount against the promissory notes ceased and the remaining unamortized discount was netted against the carrying value of the converted promissory notes.

In October 2004, prior to the initial public offering, 84,610 warrants were exercised resulting in cash proceeds totaling $257,000 and 100,251 warrants were net exercised with 27,809 warrants given up in exchange for the issuance of 184,861 shares of Series D convertible preferred stock. Simultaneously upon the closing of the initial public offering, the Series D convertible preferred shares were automatically converted into shares of common stock.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 10—COMMON STOCK:

Each share of common stock has the right to one vote. The holders of common stock are entitled to dividends when funds are legally available and when declared by the Board of Directors, subject to the prior rights of the convertible preferred stockholders.

2004 Employee Stock Purchase Plan

In July 2004, the Company adopted the 2004 Employee Stock Purchase Plan. A total of 600,000 shares of common stock have been made available for sale. In addition, the 2004 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the 2004 Employee Stock Purchase Plan on the first day of each fiscal year, beginning with the Company’s fiscal year 2005, equal to the lesser of: 2% of the outstanding shares of the Company’s common stock on the first day of the fiscal year; 1,000,000 shares; and such other amount as the Company’s Board of Directors may determine. All of the Company’s employees are eligible to participate if they are customarily employed by the Company or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year. However, an employee may not be granted an option to purchase stock if such employee: immediately after grant owns stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s capital stock, or whose rights to purchase stock under all of the Company’s employee stock purchase plans accrues at a rate that exceeds $25,000 worth of stock for each calendar year.

Offering periods generally start on the first trading day on or after May 1 and November 1 of each year. The Company’s 2004 Employee Stock Purchase Plan permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation which includes a participant’s base salary, wages, overtime pay, commissions, and other compensation remuneration paid directly to the employee. A participant may purchase a maximum of 5,000 shares during a six-month purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of the Company’s common stock at the end of each six-month purchase period. The price is 85% of the lower of the fair market value of the Company’s common stock at the beginning of an offering period or after a purchase period end. If the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be automatically re-enrolled in a new offering period. Participants may end their participation at any time during an offering period, and will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with the Company. The 2004 Employee Stock Purchase Plan will automatically terminate in 2024, unless the Company terminates it sooner. As of December 31, 2005, 338,665 shares have been issued to date in connection with the 2004 Employee Stock Purchase Plan.

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

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

additional awards under the 1997 Plan. However, the 1997 Plan will continue to govern the terms and conditions of the outstanding awards issued thereunder.

2004 Equity Incentive Plan

In July 2004, the Company adopted the 2004 Equity Incentive Plan, or the 2004 Plan, under which the Board of Directors may issue incentive stock options to employees and non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees, directors and consultants. The 2004 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with fiscal year 2005, equal to the lesser of: 5% of the outstanding shares of the Company’s common stock on the first day of the fiscal year; 2,500,000 shares; and such other amount as the Board of Directors may determine. The number of shares authorized for issuance under the 2004 Equity Incentive Plan will also be increased by any shares returned to the 1997 Stock Plan on or after the completion of the public offering as a result of the termination of options or the repurchase of unvested shares issued thereunder. There were 2,250,000 and 1,150,450 additional shares reserved for issuance in 2004 and 2005, respectively.

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

Activity under the 1997 and 2004 Plans are as follows:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Range of Exercise Prices	Aggregate Price
Balances, December 31, 2002	2,112,307	582,474	$0.40-2.16	$672,000

Options granted	(1,949,850)	1,949,850	0.32	642,000
Options exercised	—	(37,833)	0.40-2.16	(32,000)
Options cancelled	148,739	(148,739)	0.84-2.16	(80,000)

Balances, December 31, 2003	311,196	2,345,752	0.32-2.16	1,202,000

Reservation of shares	2,250,000	—	—	—
Options granted	(2,654,251)	2,654,251	0.32-24.02	10,451,000
Options exercised	—	(733,533)	0.32-4.00	(361,000)
Options cancelled	115,678	(115,678)	0.32-11.68	(204,000)

Balances, December 31, 2004	22,623	4,150,792	0.32-24.02	11,088,000

Reservation of shares	1,150,450	—	—	—
Options granted	(1,280,820)	1,280,820	27.93-53.73	44,026,000
Options exercised	—	(1,207,075)	0.32-24.02	(2,093,000)
Options cancelled	169,053	(169,053)	0.32-50.69	(2,691,000)

Balances, Dec 31, 2005	61,306	4,055,484	$0.32-53.73	$50,330,000

In addition to the 1997 and 2004 Plans, in March 2003, the Company granted to a consultant a non-qualified stock option to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.32 per share

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

that vests over two years, all of which were exercised in April 2005. The Company recorded stock-based compensation based on the fair value of the stock option on the date of grant, which was calculated using the Black-Scholes option pricing model in accordance with the weighted-average assumptions disclosed further below.

The options outstanding and currently exercisable by exercise price at December 31, 2005 are as follows:

	Options Outstanding			Options Exercisable			Options Vested
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Options Exercisable	Weighted- Average Exercise Price	Options Vested	Weighted- Average Exercise Price
$0.32	1,502,535	7.71	$0.32	7.72	1,502,535	$0.32	487,533	$0.32
0.40	5,000	1.95	0.40	1.95	5,000	0.40	5,000	0.40
0.84	145,348	5.66	0.84	5.61	145,348	0.84	135,206	0.84
2.00	259,797	8.34	2.00	8.34	259,797	2.00	45,083	2.00
2.16	97,796	4.04	2.16	4.04	97,796	2.16	97,796	2.16
4.00	454,957	8.55	4.00	8.55	454,957	4.00	77,693	4.00
11.68	297,739	8.81	11.68	8.81	297,739	11.68	66,006	11.68
24.02	75,242	1.49	24.02	1.47	18,993	24.02	18,993	24.02
27.93	200,250	9.32	27.93	9.32	1,041	27.93	1,041	27.93
28.20 - 29.80	453,925	9.09	28.24	9.08	200	28.20	200	28.20
30.12 - 31.00	89,025	9.17	30.35	9.10	6,500	30.18	6,500	30.18
34.39 - 39.71	185,200	9.47	38.13	—	—	—	—	—
41.88 - 46.88	166,220	9.75	44.80	—	—	—	—	—
$47.47 - 53.73	122,450	9.61	51.31	—	—	—	—	—

	4,055,484	8.13	$12.41	7.74	2,789,906	$2.62	941,051	$2.49

The weighted-average exercise price of all options outstanding at December 31, 2005, 2004 and 2003 was $12.41, $2.63, and $0.51, respectively. As of December 31, 2004, 4,200,792 options were outstanding and exercisable with a weighted average exercise price of $0.79.

On May 3, 2004, the board of directors approved a resolution that allows for the early exercise of all previously granted options and all options to be granted in the future under the Company’s 1997 Stock Plan. Under the terms of this amendment, option holders, upon early exercise, must sign a restricted stock purchase agreement that gives the Company the right to repurchase any unvested shares, at the original exercise price, in the event the optionees’ employment terminates for any reason. The right to exercise options before they are vested does not change existing vesting schedules in any way and the early-exercised options may not be sold or transferred before they vest. The repurchase right lapses over time as the shares vest at the same rate as the original option vesting schedule. At December 31, 2005 and 2004, a total of 332,273 and 749,435 shares of common stock at an aggregate price of $335,000 and $677,000, respectively, were subject to repurchase. As such, in accordance with FASB Interpretations (“FIN”) No. 44 “Accounting for Certain Transactions Involving Stock Compensation,” the unvested shares as of December 31, 2005 and 2004 are not considered issued for accounting purposes and the options are deemed not to be exercised until the options vest. These options have therefore been excluded from the number of options exercised as of December 31, 2005.

Deferred Stock-Based Compensation

During the years ended December 31, 2004 and 2003, the Company issued options to certain employees under the 1997 Stock Plan and the 2004 Preferred Stock Plan with exercise prices below the fair market value of the

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Company’s common stock at the date of grant, determined with hindsight. The Company estimated the fair value of its common stock based upon several factors, including progress and milestones attained in its business, sales of convertible preferred stock, changes in valuations of existing comparable public companies and the expected valuation that the Company would obtain in an initial public offering. The Company has reviewed these key factors and events between each date and has determined that the combination of these factors and events reflect a true measurement of the Company’s relative fair value over an extended period of time and believes that the fair value of its common stock is appropriately reflected using a linear progression. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the fair market value of the Company’s stock at the date of grant. This deferred stock-based compensation is amortized to expense on a straight-line basis over the period during which the Company’s right to repurchase the stock lapses or the options vest, generally four years. During the years ended December 31, 2004 and 2003, the Company has recorded deferred stock-based compensation, net of cancellations, related to these options of approximately $14.8 million and $4.7 million, respectively.

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

Stock-Based Compensation

During the years ended December 31, 2005, 2004 and 2003, the Company granted options to non-employees to purchase 12,750, 118,875, and 181,250 shares of common stock, respectively, in exchange for services, at a range of exercise prices between $0.32 and $30.35 per share. Stock-based compensation expense related to stock options granted to non-employees is recognized on a straight-line basis, as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the consulting services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following weighted-average assumptions:

	Years Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.09 - 4.51%	3.86 - 4.62%	3.87 - 4.58%
Expected life (in years)	10	10	10
Dividend yield	—	—	—
Expected volatility	75 - 81%	75%	75%

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

expense of $2.4 million, $1.8 million, and $447,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 12—RELATED PARTY TRANSACTIONS:

On May 21, 2004, the Company entered into a Consulting Agreement with John Simpson, Ph.D., M.D. under which Dr. Simpson provides the Company with consulting services. For services provided under the Consulting Agreement, Dr. Simpson is paid $25,000 per month. During the year ended December 31, 2005, the Company paid $300,000 under the consulting agreement. At December 31, 2005, no amounts were due or outstanding. On January 18, 2006, Dr. Simpson signed an offer letter that sets forth his compensation as Interim Chief Executive Officer, thus terminating his consulting arrangement (See Note 14).

We entered into an agreement with JBS Consulting, LLC (“JBS Consulting”) and an agreement with JBS Consulting and Dr. Simpson, both effective as of September 1, 2005, regarding the use of a private aircraft owned by JBS Consulting for company business related travel by the Company’s directors, officers and employees. Dr. Simpson is the president and managing officer of JBS Consulting. Pursuant to these agreements, JBS Consulting will be reimbursed for the cost of first class airfare for all flights in connection with company business related travel by Dr. Simpson and the cost of coach airfare for all flights in connection with company business related travel by other directors, officers, and employees.

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

NOTE 14—SUBSEQUENT EVENTS:

In January 2006, John Simpson, Ph.D., M.D. signed an offer letter that sets forth his compensation as Interim Chief Executive Officer. The Company will pay him a monthly salary of $25,000 retroactive to his first day of employment which was January 4, 2006. His base salary may be reviewed and adjusted by the Compensation Committee of the Board of Directors from time to time. This compensation is equivalent to that paid to Dr. Simpson under his consulting arrangement, which terminated upon Dr. Simpson assuming his new role as interim Chief Executive Officer.

In January 2006, in conjunction with the Stierlin Court facility lease, the Company issued a standby letter of credit for drawings up to $500,000. This letter of credit will expire in January 2007 and will automatically extend without amendment for one year periods from the expiration date or any future expiration date, subject to cancellation by the Company.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 15—QUARTERLY FINANCIAL DATA (UNAUDITED):

The following tables contain selected unaudited Statement of Operations data for each quarter for 2005 and 2004 (in thousands, except per share data):

	Year 2005 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Revenue:
Product	$21,478	$28,724	$35,645	$39,515
Research collaboration	—	—	431	2,363

Net revenue	21,478	28,724	36,076	41,878

Loss from operations	(6,942)	(3,924)	(1,923)	(721)

Net loss	(6,523)	(3,442)	(1,486)	(160)

Net loss per common share:
Basic and diluted	$(0.29)	$(0.15)	$(0.06)	$(0.01)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	22,345	22,711	23,189	23,642

	Year 2004 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Revenue:
Product	$4,775	$7,497	$11,581	$14,699
Research collaboration	—	—	—	—

Net revenue	4,775	7,497	11,581	14,699

Loss from operations	(6,218)	(8,837)	(7,482)	(7,711)

Net loss	(6,192)	(8,809)	(7,421)	(7,453)

Dividend related to beneficial conversion feature of convertible preferred stock	(1,780)	(14,197)	—	—

Net loss attributable to common stockholders	(7,972)	(23,006)	(7,421)	(7,453)

Net loss per common share:
Basic and diluted	$(12.48)	$(29.65)	$(6.83)	$(0.50)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	639	776	1,087	14,933

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for doubtful accounts receivable:	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2003	$—	$39	$—	$39
Year ended December 31, 2004	39	285	—	324
Year ended December 31, 2005	$324	$678	$—	$1,002

Allowance for inventories valuation:	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2003	$—	$142	$—	$142
Year ended December 31, 2004	142	968	(142)	968
Year ended December 31, 2005	$968	$3,922	$(2,557)	$2,333

Valuation allowance for deferred tax assets:	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2003	$12,187	$951	$—	$13,138
Year ended December 31, 2004	13,138	9,014	—	22,152
Year ended December 31, 2005	$22,152	$14,270	$—	$36,422

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FoxHollow Technologies, Inc.:

We have completed an integrated audit of FoxHollow Technologies, Inc.’s 2005 financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements and financial statement schedule

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of FoxHollow Technologies, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

San Jose, California

February 28, 2006

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Report of management on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2005. Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Certificates. Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rule 13a-14(a) of the Exchange Act are attached as exhibits 31.1 and 31.2 to this annual report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

We entered into an agreement with JBS Consulting, LLC (“JBS Consulting”) and an agreement with JBS Consulting and Dr. Simpson, both effective as of September 1, 2005, regarding the use of a private aircraft owned by JBS Consulting for company business related travel by the Company’s directors, officers and employees. Dr. Simpson is the president and managing officer of JBS Consulting. Pursuant to these agreements, JBS Consulting will be reimbursed for the cost of first class airfare for all flights in connection with company business related travel by Dr. Simpson and the cost of coach airfare for all flights in connection with company business related travel by other directors, officers, and employees.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2005 fiscal year (the “2006 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2006 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2006 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the 2006 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2006 Proxy Statement.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.

(2)	The financial statement schedules required by Item 15(a) are filed in Item 8 of the Annual Report on Form 10-K.

(3)	Exhibits.

Exhibit Number	Description
3.2*	Amended and Restated Certificate of Incorporation.
3.4*	Bylaws.
4.2*	Amended and Restated Specimen Common Stock certificate.
10.1*	Form of Indemnification Agreement for directors and executive officers.
10.2*	1997 Stock Plan.
10.3*	2004 Equity Incentive Plan.
10.4*	2004 Employee Stock Purchase Plan.
10.5*	2004 Preferred Stock Plan.
10.6*	Amended and Restated Investors’ Rights Agreement, dated February 24, 2004, by and among the Registrant and certain stockholders.
10.7*	First Amendment to Amended and Restated Investors’ Rights Agreement, dated May 21, 2004, by and among the Registrant and certain stockholders.
10.10*	Office Building Lease, dated May 3, 2004, by and between the Registrant and Woodside Technology Center, LLC for office space located at 740 Bay Road, Redwood City, California.
10.11†*	Master License Agreement dated August 24, 1999, by and between the Registrant and Surmodics, Inc., as amended.
10.13*	Second Amendment to Amended and Restated Investors’ Rights Agreement, dated October 25, 2004, by and among the Registrant and certain stockholders.
10.14†**	Supplier Agreement between the Registrant and Norman Noble, Inc. dated March 25, 2005.
10.15†***	Collaboration and License Agreement between the Registrant and Merck & Co. Inc. dated September 14, 2005.
10.16	Time-sharing Agreement dated September 1, 2005, by and between the Registrant and JBS Consulting, LLC.
10.17	Reimbursement Agreement dated September 1, 2005, by and among the Registrant, John B. Simpson, and JBS Consulting, LLC.
10.18	Office Building Lease, dated November 1, 2005, by and between the Registrant and Brittania Hacienda VIII LLC for office space located at 2081 Stierlin Court, Mountain View, California.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-118191), which was declared effective on October 27, 2004.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

**	Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2005 filed May 13, 2005.

***	Incorporated by reference from our Form 10-Q for the quarter ended September 30, 2005 filed November 1, 2005.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.

Date:March 7, 2006	FoxHollow Technologies, Inc.

	By:	/s/ John B. Simpson
John B. Simpson Interim Chief Executive Officer (Principal Executive Officer)

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of John B. Simpson and Matthew B. Ferguson, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN B. SIMPSON John B. Simpson	Interim Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2006

/s/ MATTHEW B. FERGUSON Matthew B. Ferguson	Chief Financial Officer (Principal Accounting Officer)	March 7, 2006

/s/ RYAN D. DRANT Ryan D. Drant	Director	March 7, 2006

/s/ JEFFREY B. CHILD Jeffrey B. Child	Director	March 7, 2006

/s/ MYRTLE S. POTTER Myrtle S. Potter	Director	March 7, 2006

/s/ SANFORD FITCH Sanford Fitch	Director	March 7, 2006

/s/ TOMOAKI HINOHARA Tomoaki Hinohara	Director	March 7, 2006