Form 10-K/A
period 2005-12-31
FOXHOLLOW TECHNOLOGIES, INC.
filed 2006-03-10
CIK 1217688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

At February 10, 2006, the Registrant had 24,802,995 shares of Common Stock outstanding.

EXPLANATORY NOTE

FoxHollow Technologies, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, originally filed with the Securities and Exchange Commission on March 7, 2006, for the sole purpose of revising the Consent of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP attached as Exhibit 23.1 to the original Form 10-K (“Exhibit 23.1”). No other modifications to the Form 10-K have been made. This amendment does not reflect events occurring after the original filing of the Form 10-K or modify or update those disclosures affected by subsequent events.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.

(2)	The financial statement schedules required by Item 15(a) are filed in Item 8 of the Annual Report on Form 10-K.

(3)	Exhibits.

Exhibit Number	Description
3.2*	Amended and Restated Certificate of Incorporation.
3.4*	Bylaws.
4.2*	Amended and Restated Specimen Common Stock certificate.
10.1*	Form of Indemnification Agreement for directors and executive officers.
10.2*	1997 Stock Plan.
10.3*	2004 Equity Incentive Plan.
10.4*	2004 Employee Stock Purchase Plan.
10.5*	2004 Preferred Stock Plan.
10.6*	Amended and Restated Investors’ Rights Agreement, dated February 24, 2004, by and among the Registrant and certain stockholders.
10.7*	First Amendment to Amended and Restated Investors’ Rights Agreement, dated May 21, 2004, by and among the Registrant and certain stockholders.
10.10*	Office Building Lease, dated May 3, 2004, by and between the Registrant and Woodside Technology Center, LLC for office space located at 740 Bay Road, Redwood City, California.
10.11†*	Master License Agreement dated August 24, 1999, by and between the Registrant and Surmodics, Inc., as amended.
10.13*	Second Amendment to Amended and Restated Investors’ Rights Agreement, dated October 25, 2004, by and among the Registrant and certain stockholders.
10.14†**	Supplier Agreement between the Registrant and Norman Noble, Inc. dated March 25, 2005.
10.15†***	Collaboration and License Agreement between the Registrant and Merck & Co. Inc. dated September 14, 2005.
10.16****	Time-sharing Agreement dated September 1, 2005, by and between the Registrant and JBS Consulting, LLC.
10.17****	Reimbursement Agreement dated September 1, 2005, by and among the Registrant, John B. Simpson, and JBS Consulting, LLC.
10.18****	Office Building Lease, dated November 1, 2005, by and between the Registrant and Brittania Hacienda VIII LLC for office space located at 2081 Stierlin Court, Mountain View, California.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-118191), which was declared effective on October 27, 2004.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

**	Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2005 filed May 13, 2005.

***	Incorporated by reference from our Form 10-Q for the quarter ended September 30, 2005 filed November 1, 2005.

****	Incorporated by reference from our Form 10-K for the fiscal year ended December 31, 2005 filed March 7, 2006.

2

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2006	FoxHollow Technologies, Inc.

	By:	/s/ John B. Simpson
John B. Simpson Interim Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John B. Simpson John B. Simpson	Interim Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2006

/s/ Matthew B. Ferguson Matthew B. Ferguson	Chief Financial Officer (Principal Accounting Officer)	March 10, 2006

* Ryan D. Drant	Director	March 10, 2006

* Jeffrey B. Child	Director	March 10, 2006

* Myrtle S. Potter	Director	March 10, 2006

* Sanford Fitch	Director	March 10, 2006

* Tomoaki Hinohara	Director	March 10, 2006

*By: /s/ John B. Simpson		March 10, 2006
John B. Simpson Attorney-in-Fact

3