Form 10-Q
period 2006-03-31
FOXHOLLOW TECHNOLOGIES, INC.
filed 2006-05-09
CIK 1217688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Class	Shares Outstanding at April 20, 2006
Common Stock, $0.001 par value	24,937,297

Table of Contents

FOXHOLLOW TECHNOLOGIES, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOXHOLLOW TECHNOLOGIES, INC.

BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$24,048	$24,249
Short-term investments	35,319	35,666
Accounts receivable, net of allowance for doubtful accounts of $1,154 at March 31, 2006 and $1,002 at December 31, 2005	23,759	21,831
Inventories	14,752	15,607
Prepaid expenses and other current assets	1,890	1,846

Total current assets	99,768	99,199

Property and equipment, net	8,439	8,442
Other assets	565	564

Total assets	$108,772	$108,205

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,140	$7,072
Accrued liabilities	13,587	11,163
Deferred revenue	4,142	6,206

Total liabilities	23,869	24,441

Stockholders’ equity:
Common stock: $0.001 par value per share	25	24
Additional paid-in capital	189,073	178,011
Deferred stock-based compensation	(4,383)	(9,066)
Other comprehensive loss	(68)	(99)
Accumulated deficit	(99,744)	(85,106)

Total stockholders’ equity	84,903	83,764

Total liabilities and stockholders’ equity	$108,772	$108,205

The accompanying notes are an integral part of these condensed financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Product	$44,583	$21,478
Research collaboration	2,064	—

Net revenue	46,647	21,478

Costs and expenses:
Product (1)	11,157	8,891
Research collaboration	1,120	—
Research and development (1)	4,091	2,409
Selling, general and administrative (1)	45,516	17,120

Total costs and expenses	61,884	28,420

Loss from operations	(15,237)	(6,942)
Interest and other income and expense, net	599	419

Net loss	$(14,638)	$(6,523)

Net loss per common share:
Basic and diluted	$(0.60)	$(0.29)

Weighted-average number of shares used in per common share calculations:
Basic and diluted	24,304	22,345

__________ (1) Includes the following stock-based compensation charges:

Costs and expenses:
Product	$332	$173
Research and development	527	319
Selling, general and administrative	13,934	1,284

	$14,793	$1,776

The accompanying notes are an integral part of these condensed financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(14,638)	$(6,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	1	—
Allowance for doubtful accounts	152	154
Depreciation and amortization	1,075	603
Amortization of deferred stock-based compensation	719	1,202
Stock-based compensation expense	14,074	574
Provision for excess and obsolete inventories	354	842
Changes in operating assets and liabilities:
Accounts receivable	(2,080)	(3,810)
Inventories	501	(2,420)
Prepaid expenses and other current assets	(44)	(1,251)
Other assets	(1)	(1)
Accounts payable	(932)	2,217
Accrued liabilities	2,466	2,242
Deferred revenue	(2,064)	—

Net cash used in operating activities	(417)	(6,171)

Cash flows from investing activities:
Acquisition of property and equipment	(1,073)	(2,416)
Sales or maturities of investments	9,010	7,456
Purchases of investments	(8,632)	(13,895)

Net cash used in investing activities	(695)	(8,855)

Cash flows from financing activities:
Proceeds from exercise of options to purchase common stock	914	32
Repurchase of common stock	(3)	(6)

Net cash provided by financing activities	911	26

Net decrease in cash and cash equivalents	(201)	(15,000)
Cash and cash equivalents, beginning of period	24,249	27,506

Cash and cash equivalents, end of period	$24,048	$12,506

Supplemental disclosure of noncash investing and financing activities:
Changes in net unrealized gains/(losses) on investments	31	(96)
Reversal of deferred stock-based compensation	(3,964)	(51)
Vesting of restricted stock	64	72

The accompanying notes are an integral part of these condensed financial statements.

FOXHOLLOW TECHNOLOGIES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Organization and Basis of Presentation:

Organization

FoxHollow Technologies, Inc. (the “Company”) designs, develops, manufactures and sells medical devices primarily for the treatment of peripheral artery disease (“PAD”). PAD results from the accumulation of plaque in the arteries. The Company sells the SilverHawk Plaque Excision System (“SilverHawk”), a minimally-invasive single-use catheter system designed for removal of plaque from arteries. Plaque removal re-opens previously narrowed arteries, allowing increased blood flow to tissue and organs. In June 2003, the U.S. Food and Drug Administration (“FDA”) granted 510(k) clearance to market the SilverHawk for treatment of atherosclerosis in the peripheral vasculature. In September 2005, the Company entered into a Collaboration and License Agreement with Merck & Co., Inc. (the “Merck Collaboration Agreement”), pursuant to which the Company and Merck agreed to collaborate on the analysis of atherosclerotic plaque removed from patient arteries. The Company was incorporated in the state of Delaware in September 1996. In October 2004, the Company completed an initial public offering of 4.5 million shares of its common stock at $14.00 per share, and on October 29, 2004, the underwriters exercised their over-allotment option to purchase 675,000 shares at $14.00 per share. Proceeds from the offering after deducting underwriting discounts and commissions but before expenses were $67.4 million.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any future period. These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 7, 2006, as amended on March 10, 2006.

NOTE 2—Accounting for Stock-Based Compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment” (revised 2004), (“SFAS No. 123(R)”) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan. The Company’s financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Statement of Operations during the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123.

In connection with the adoption of SFAS 123(R), the Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option valuation model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2005
Stock Options:
Expected Volatility	45%	75%
Risk free interest rate	4.82%	3.71%
Divident Yield	0%	0%
Expected Life	4.7 years	4 years

	Three Months Ended March 31,
	2006	2005
ESPP:
Expected Volatility	45 - 81%	75%
Risk free interest rate	4.35 - 4.64%	3.34 - 3.88%
Divident Yield	0%	0%
Expected Life	0.5 years	0.5 years

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the observed and expected time to post-vesting exercise and forfeitures of options by employees. Upon the adoption of SFAS 123(R), the Company used a combination of historical and peer group volatility for a (“blended volatility”) in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107. Prior to January 1, 2006, the Company used the averaged volatility of a peer group. The selection of the blended volatility approach was based upon the Company’s assessment that blended volatility is more representative of future stock price trends than just using historical or peer group volatility alone. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

As share-based compensation expense recognized in the Condensed Statement of Operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The effect of recording stock-based compensation expense for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Stock-based compensation expense by type of award:
Employee stock options & employee stock purchases	$2,461	$—
Former chief executive officer’s retirement	11,379	—
Non-employees	234	574
Amortization of deferred stock-based compensation	719	1,202

Total stock-based compensation expense	$14,793	$1,776

Effect on loss per share	$0.61	$0.08

The company continues to amortize deferred stock-based compensation on a straight-line basis over the vesting period for shares issued prior to the initial public offering. The Company recognized compensation expense of all stock-based awards at fair value on the date of grant that were issued subsequent to the initial public offering that remain unvested as of March 31, 2006.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock- Based Compensation-Transition and Disclosure—an amendment of FASB Statement No. 123.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price. Employee stock-based compensation is amortized on a straight-line basis over the vesting period of the underlying options.

SFAS 123(R) requires the Company to present pro forma information for the comparative period prior to the adoption as if it had accounted for all of its stock options under the fair value method of SFAS 123. The following table illustrates the pro forma information regarding the effect on net loss and net loss per share if the Company had accounted for the share-based employee compensation under the fair value method of accounting (in thousands, except per share data):

Three Months Ended March 31,
2005
Net loss attributable to common stockholders, as reported	$(6,523)
Deduct: Employee total stock-based compensation determined under fair value method	(598)

Pro forma net loss attributable to common stockholders	$(7,121)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(0.29)

Pro forma	$(0.32)

Disclosures for the three months ended March 31, 2006 are not presented because stock-based employee compensation was accounted for under SFAS 123(R)’s fair-value method during this period. Additionally, the stock-based employee compensation determined under the fair-value method for the three months ended March 31, 2005 has been adjusted to exclude the effect of the options granted prior to the Company’s initial public offering in October 2004, as those options were valued for pro forma disclosure purposes using the minimum value method.

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

NOTE 3—Common Stock:

Each share of common stock has the right to one vote. The holders of common stock are entitled to dividends when funds are legally available and when declared by the Board of Directors, subject to the prior rights of the convertible preferred stockholders.

2004 Employee Stock Purchase Plan

In July 2004, the Company adopted the 2004 Employee Stock Purchase Plan and made a total of 600,000 shares of common stock available for sale. In addition, the 2004 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the 2004 Employee Stock Purchase Plan on the first day of each fiscal year, beginning with the Company’s fiscal year 2005, equal to the lesser of: 2% of the outstanding shares of the Company’s common stock on the first day of the fiscal year; 1,000,000 shares; and such other amount as the Company’s Board of Directors may determine. In January 2006, the Board of Directors authorized an additional 483,752 shares to be reserved for issuance in 2006. All of the Company’s employees are eligible to participate if they are customarily employed by the Company or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year. However, an employee may not be granted an option to purchase stock if such employee: immediately after grant owns stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s capital stock, or whose rights to purchase stock under all of the Company’s employee stock purchase plans accrues at a rate that exceeds $25,000 worth of stock for each calendar year.

Offering periods generally start on the first trading day on or after May 1 and November 1 of each year. The Company’s 2004 Employee Stock Purchase Plan permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation which includes a participant’s base salary, wages, overtime pay, commissions, and other compensation remuneration paid directly to the employee. A participant may purchase a maximum of 5,000 shares during a six-month purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of the Company’s common stock at the end of each six-month purchase period. The price is 85% of the lower of the fair market value of the Company’s common stock at the beginning of an offering period or after a purchase period end. If the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be automatically re-enrolled in a new offering period. Participants may end their participation at any time during an offering period, and will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with the Company. The 2004 Employee Stock Purchase Plan will automatically terminate in 2024, unless the Company terminates it sooner. As of March 31, 2005, 338,665 shares have been issued to date in connection with the 2004 Employee Stock Purchase Plan.

NOTE 4— Stock Option Plans:

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

Activity under our stock option plans are as follows:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Range of Exercise Prices	Aggregate Price
Balances, December 31, 2005	61,306	4,055,484	$0.32-53.73	$50,330,000

Reservation of shares	1,209,380
Options granted	(771,325)	771,325	24.75-34.28	23,996,000
Options exercised	—	(784,941)	0.32-28.20	(953,000)
Options cancelled	422,239	(422,239)	0.32-49.41	(3,159,000)

Balances, March 31, 2006	921,600	3,619,629	$0.32-30.18	$70,214,000

The options outstanding and currently exercisable by exercise price at March 31, 2006 are as follows:

Options Outstanding			Options Exercisable				Options Vested
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Options Exercisable	Weighted- Average Exercise Price	Options Vested	Weighted- Average Exercise Price
$0.32	766,901	7.40	0.32	7.40	766,901	$0.32	130,916	$0.32
0.40	5,000	1.71	0.40	1.71	5,000	0.40	5,000	0.40
0.84	28,146	5.99	0.84	5.99	28,146	0.84	22,192	0.84
2.00	208,417	8.09	2.00	8.09	208,417	2.00	44,966	2.00
2.16	21,750	4.44	2.16	4.44	21,750	2.16	21,750	2.16
4.00	330,825	8.31	4.00	8.31	330,825	4.00	60,700	4.00
11.68	292,891	8.56	11.68	8.56	292,891	11.68	86,470	11.68
24.02	69,513	8.70	24.02	8.70	21,775	24.02	21,775	24.02
24.75	73,200	9.63	24.75	—	—	24.75	—	—
27.34 - 29.80	660,041	9.03	28.03	8.87	134,002	28.16	134,002	29.51
30.12 - 31.00	413,025	9.68	30.55	8.88	25,569	30.20	25,569	30.20
34.39 - 39.71	469,500	9.56	35.76	—	—	—	—	—
41.88 - 46.88	158,220	9.50	44.79	—	—	—	—	—
47.47 - 53.73	122,200	9.36	51.31	9.34	2,437	51.75	2,437	51.75

$0.32 - 53.73	3,619,629	8.64	$19.40	7.90	1,837,713	$5.81	555,777	$12.28

On May 3, 2004, the board of directors approved a resolution that allows for the early exercise of all previously granted options and all options to be granted in the future under the Company’s 1997 Stock Plan. Under the terms of this amendment, option holders, upon early exercise, must sign a restricted stock purchase agreement that gives the Company the right to repurchase any unvested shares, at the original exercise price, in the event the optionees’ employment terminates for any reason. The right to exercise options before they are vested does not change existing vesting schedules in any way and the early-exercised options may not be sold or transferred before they vest. The repurchase right lapses over time as the shares vest at the same rate as the original option vesting schedule. At March 31, 2006, a total of 276,446 shares of common stock at an aggregate price of $293,000 were subject to repurchase. As such, in accordance with FASB Interpretations (“FIN”) No. 44 “Accounting for Certain Transactions Involving Stock Compensation,” the unvested shares as of March 31, 2006 are not considered issued for accounting purposes and the options are deemed not to be exercised until the options vest. These options have therefore been excluded from the number of options exercised as of March 31, 2006.

NOTE 5—Net Loss Per Common Share:

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding, excluding common shares subject to repurchase, during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including stock options, common stock subject to repurchase, and common stock issued under the employee stock purchase plan. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net loss	$(14,638)	$(6,523)

Denominator:
Weighted-average common shares outstanding	24,619	23,013
Less: Weighted-average unvested common shares subject to repurchase	(315)	(668)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	24,304	22,345

The following outstanding stock options and common stock issued under the employee stock purchase plan were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	March 31,
	2006	2005
Options to purchase common stock	3,727	4,524

	3,727	4,524

NOTE 6—Comprehensive Income (Loss):

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gain/(loss) on investments represents the only component of other comprehensive loss that is excluded from the Company’s net loss.

NOTE 7—Investments:

Investments consisted of the following (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
At March 31, 2006
US Government securities (maturities less than one year)	$20,188	$—	$(51)	$20,137
Corporate bonds (maturities less than one year)	15,199	5	(22)	15,182

Total	$35,387	$5	$(73)	$35,319

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2005
US Government securities (maturities less than one year)	$17,685	$—	$(74)	$17,611
Corporate bonds (maturities less than one year)	18,080	—	(25)	18,055

Total	$35,765	$—	$(99)	$35,666

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the Condensed Statements of Operations.

NOTE 8—Inventories:

Inventories consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$8,996	$9,808
Work in process	2,318	896
Finished goods	3,438	4,903

	$14,752	$15,607

NOTE 9—Warranties:

The Company maintains a warranty allowance for the estimated amount of replacement cost of all products which are found to be defective. The amount of allowance is based upon analyses of historical replacements as well as changes in design and reliability. Warranty costs are reflected in the Condensed Statement of Operations as a component of product costs and expenses. A reconciliation of the changes in the Company’s warranty liability for the three months ended March 31, 2006 and 2005 follows (in thousands):

	2006	2005
Balance at January 1	$217	$207
Add: Accruals for warranties	319	249
Less: Cost of replacements	(284)	(202)

Balance at March 31	$252	$254

NOTE 10—Deferred Revenue:

In September 2005, the Company entered into the Merck Collaboration Agreement, pursuant to which the Company and Merck agreed to collaborate on the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers of atherosclerotic disease progression. Certain payments made by Merck to the Company thereunder must be recognized as revenue on a deferred basis. Upon execution of the Merck Collaboration Agreement, the Company received initial cash payments of $9 million to cover costs associated with the Company’s responsibilities and for the rights granted to Merck during the initial year of the research collaboration. The Company recognized $2.1 million as revenue in the three months ended March 31, 2006 and will continue to recognize plaque analysis revenue as it fulfills its obligations and delivers tissue samples under the Merck Collaboration Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying condensed financial statements and footnotes contained in Item 1 of this report to provide an understanding of our results of operations, financial condition, and changes in financial condition. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, plans for growth and future operations, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Factors Affecting Future Operating Results.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. MD&A is organized as follows:

•	Company description. This section provides a general description and history of our business, including details regarding our organization and customer base and capsule financial information regarding our results of operations.

•	Results of operations. This section provides our analysis and outlook for the significant line items on our statements of operations.

•	Stock-based compensation. This section provides the method and financial reporting of our accounting for stock options granted to employees and to non-employees.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2006.

•	Recent accounting pronouncements. This section describes the issuance and effects of new accounting pronouncements.

•	Factors affecting future operating results. This section discusses the most significant factors that could affect our future financial results. The factors discussed in this section are in addition to factors that may be described in the MD&A captions discussed above and elsewhere in this report.

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

We are expanding our direct sales force in the United States to further penetrate the PAD market. We have increased our sales force from 206 direct sales representatives as of December 31, 2005 to 210 direct sales representatives and peripheral vascular consultants as of March 31, 2006, and we expect to continue to grow our sales force. We market the SilverHawk through our direct sales force in the United States primarily to interventional cardiologists, as well as to vascular surgeons and interventional radiologists. We sell the SilverHawk to over 1,100 current hospital customers in the United States. No single customer accounted for more than 5% of our net revenue in the three months ended March 31, 2006. Reimbursement claims for the SilverHawk procedure are typically submitted by the hospital and physician to Medicare or other third-party payors using established billing codes for atherectomy procedures.

We manufacture the SilverHawk with parts manufactured in-house and components supplied by vendors, which we then assemble, test and package. We offer eight different SilverHawk catheters of various diameters and tip lengths to accommodate differing artery sizes and amounts of plaque.

In September 2005, we entered into the Merck Collaboration Agreement through which we agreed with Merck to collaborate on the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression. The Merck Collaboration Agreement provides for a research collaboration of up to three years and consists of an initial one-year research term that Merck may, at its discretion, extend for one or two additional years. As part of this research collaboration, we will provide Merck with exclusive access to existing atherosclerotic plaque samples collected from patients having vascular disease using the SilverHawk Plaque Excision System as well as new samples to be collected pursuant to agreed upon protocols and criteria. Upon execution of the

Merck Collaboration Agreement, we received an initial cash payment of $9 million to cover costs associated with our responsibilities and for the rights granted to Merck during the initial year of the research collaboration. We may also be entitled to additional payments of at least $7 million and up to $31 million over the following two years, if Merck elects to extend the research collaboration beyond its initial one-year term and/or exercise an option to maintain exclusive access to our atherosclerotic plaque samples. We may derive further revenue from the Merck Collaboration Agreement for milestone payments based on the progress of clinical development of any pharmaceutical or diagnostic products arising from work under the research collaboration, as well as royalties on sales of any such products.

For the three months ended March 31, 2006, we generated net revenue of $46.6 million and a net loss of $14.6 million. As of March 31, 2006, our accumulated deficit was $99.7 million. We have not been profitable since inception. On October 28, 2004, the Company completed an initial public offering of 4.5 million shares of its common stock, additionally, on October 29, 2004, the underwriters of the offering exercised their over-allotment option to purchase 675,000 shares. Proceeds from the offering after deducting underwriting discounts and commissions but before expenses were $67.4 million. As of March 31, 2006, our cash, cash equivalents and investment balances totaled $59.4 million.

Results of Operations

Three Months Ended March 31, 2006 and March 31, 2005

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net revenue:

	Three Months Ended March 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue
Revenue:
Product	$44,583	96%	$21,478	100%
Research collaboration	2,064	4%	—	0%

Net revenue	46,647	100%	21,478	100%

Costs and expenses:
Product (1)	11,157	24%	8,891	41%
Research collaboration	1,120	2%	—	0%
Research and development (1)	4,091	9%	2,409	11%
Selling, general and administrative (1)	45,516	98%	17,120	80%

Total costs and expenses	61,884	133%	28,420	132%

Loss from operations	(15,237)	-33%	(6,942)	-32%
Interest and other income and expense, net	599	1%	419	2%

Net loss	$(14,638)	-32%	$(6,523)	-30%

__________ (1) Includes the following stock-based compensation charges:

Costs and expenses:
Product	$332		$173
Research and development	527		319
Selling, general and administrative	13,934		1,284

	$14,793		$1,776

Revenue:

Our revenue consists of two components: product and research collaboration.

Product. Product revenue is derived from sales of the SilverHawk plaque excision system. Product revenue was $44.6 million for the three months ended March 31, 2006 as compared to $21.5 million for the three months ended March 31, 2005. The increase of $23.1 million was attributable to an increase in the number of SilverHawk devices sold as well as a 20% increase in the average sales price per unit. The increase in the number of devices sold is primarily attributable to an increase in the number of hospital customers purchasing our devices and more devices purchased per customer as we have expanded our sales force. We expect our product revenue to increase as we continue to increase penetration of existing customer accounts and to penetrate new customer accounts.

Research collaboration. Research collaboration revenue is derived from the Merck Collaboration Agreement. Research collaboration revenue was $2.1 million for the three months ended March 31, 2006 as compared to $0 for the three months ended March 31, 2005. The $2.1 million of revenue was recognized in connection with delivery of tissue samples under the agreement. The agreement provides for an initial payment of $9.0 million which covers costs associated with the Company’s responsibilities and for the rights granted to Merck during the initial year of the research collaboration. The initial payment was classified as deferred revenue and the Company will recognize revenue as it fulfills its obligations and delivers tissue samples. We expect our research collaboration revenue to decrease in the second quarter of 2006, then to increase in subsequent quarters as we expand enrollment in clinical studies that will allow for the collection and delivery of additional tissue samples and the recognition of the remaining deferred revenue balance of $4.1 million.

Costs and Expenses:

Our costs and expenses consist of four components: product, research collaboration, research and development, and selling, general and administrative.

Product. Product cost consists primarily of material, labor and overhead costs. Product costs were $11.2 million for the three months ended March 31, 2006 as compared to $8.9 million for the three months ended March 31, 2005. The increase was primarily attributable to the increase in the number of SilverHawk devices sold. As a percentage of product revenue, product costs were 25% in the three months ended March 31, 2006 as compared to 41% in the three months ended March 31, 2005. Primary factors that contributed to the decrease in product costs as a percentage of product revenue included an increase in the average sales price per unit, continued improvements related to the absorption of manufacturing overhead costs associated with increased production volumes, improved purchasing efficiencies of supplies and materials, and improved labor and manufacturing efficiencies. We expect product costs will increase in absolute dollars but decrease as a percentage of product revenue as we implement cost reduction initiatives and benefit from economies of scale.

Research Collaboration. Research collaboration expenses consist of costs associated with procurement and delivery of tissue samples under the Merck Collaboration Agreement. Research collaboration expenses were $1.1 million for the three months ended March 31, 2006 as compared to $0 for the three months ended March 31, 2005. As a percentage of research collaboration revenue, research collaboration costs were 54% in the three months ended March 31, 2006 as compared to 0% in the three months ended March 31, 2005. We expect that research collaboration costs will increase in absolute dollars and as a percentage of research collaboration revenue as we continue to expand our efforts to collaborate on the analysis of atherosclerotic plaque removed from patient arteries.

Research and Development. Research and development expenses consist primarily of costs associated with personnel, materials, and clinical studies within our product development, regulatory and clinical organizations. Research and development expenses were $4.1 million for the three months ended March 31, 2006 as compared to $2.4 million for the three months ended March 31, 2005. The increase was primarily attributable to a $947,000 increase in personnel related costs, a $386,000 increase in materials costs used in product development, and a $208,000 increase in stock-based compensation. As a percentage of net revenue, research and development expenses were 9% in the three months ended March 31, 2006 as compared to 11% for the three months ended March 31, 2005. We expect research and development expenses to increase in absolute terms and increase as a percentage of net revenue as we explore new technologies and commence new clinical trials.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of costs for sales, marketing and administrative personnel, and costs associated with participation in medical conferences, physician symposia and promotional activities. Selling, general and administrative expenses were $45.5 million for the three months ended March 31, 2006 as compared to $17.1 million for the three months ended March 31, 2005. The increase was primarily attributable to a $12.7 million increase in stock-based compensation, of which $11.4 million relates to the retirement of our former chief executive officer, a $12.7 million increase in personnel costs related to additional hiring of sales and marketing personnel and sales commissions paid, a $1.1 million increase in travel and related expenses, and a $1.1 million increase in marketing and promotional activities. As a percentage of net revenue, selling, general and administrative expenses in the three months ended March 31, 2006 were 98% as compared to 80% for the three months ended March 31, 2005. Excluding a charge related to the retirement of our former CEO, we expect selling, general and administrative expenses to increase in absolute terms as we expand our sales and marketing efforts and incur additional administrative costs, but to decrease as a percentage of net revenue as we leverage our existing selling, general and administrative infrastructure.

Interest and Other Income and Expense, net. Interest and other income and expense were $599,000 for the three months ended March 31, 2006 as compared to $419,000 for the three months ended March 31, 2005. The increase in interest and other income is primarily attributable to higher interest rates.

Stock-Based Compensation

We record deferred stock-based compensation for financial reporting purposes as the difference between the exercise price of stock options granted to employees and directors and the estimated fair value of our common stock at the time of grant. Deferred stock-based compensation is amortized on a straight-line basis to product cost, research and development expenses and selling, general and administrative expenses. Deferred stock-based compensation recorded through March 31, 2006 was $15.8 million, net of stock option cancellations, with accumulated amortization of $11.4 million. The remaining $4.4 million will be amortized over the vesting periods of the stock options, generally four years from the date of grant (assuming no additional cancellations). We currently expect to record amortization expense for deferred stock-based compensation as follows:

Period	Amount
Remaining 9 months of 2006	$1.9 million
2007	$2.0 million
2008	$0.5 million

Stock-based compensation expenses related to stock options granted to non-employees are recognized as the stock options are earned. The amount of stock-based compensation expenses to be recorded in future periods may decrease if unvested stock options are cancelled. Our stock-based compensation expenses will fluctuate as the fair market value of our common stock fluctuates. We recorded $234,000 and $574,000 in stock-based compensation expense for non-employees in the three months ended March 31, 2006 and 2005, respectively.

Effective January 1, 2006, the Company adopted SFAS No. 123(R) and recognized compensation expense of all stock-based awards at fair value on the date of grant and issued subsequent to the initial public offering that remain unvested as of March 31, 2006. For the three months ended March 31, 2006, we recorded $13.8 million in stock-based compensation expense for employees which includes a charge of $11.4 million related to the retirement of our former chief executive officer.

Liquidity and Capital Resources

On October 28, 2004, the Company completed an initial public offering of 4.5 million shares of its common stock, additionally, on October 29, 2004, the underwriters exercised their over-allotment option of 675,000 shares. Proceeds from the offering, after deducting underwriting discounts and commissions but before expenses, were $67.4 million. From inception through June 2004, we raised $78.3 million through private sales of convertible preferred stock. As of March 31, 2006, we had $24.0 million of cash and cash equivalents, $35.3 million of investments, and $75.9 million of working capital.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of March 31, 2006:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2006 (remaining 9 months)	2007	2008	2009	2010	Thereafter
Operating leases	$44,601	$670	$4,656	$4,582	$4,678	$4,789	$25,226
Royalty obligation	62	62	—	—	—	—	—
Purchase agreement	4,477	1,649	—	2,828	—	—	—

	$49,140	$2,381	$4,656	$7,410	$4,678	$4,789	$25,226

The long-term commitments under operating leases shown above consist of payments related to our real estate lease in Redwood City, California expiring August 2011, our real estate lease in Menlo Park, California expiring May 2007, and our real estate lease in Mountain View, California that expires on December 31, 2016, with the first payment scheduled to commence on January 1, 2007.

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

Net Cash Used in Operating Activities. Net cash used in operating activities was $417,000 for the three months ended March 31, 2006 as compared to $6.2 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, net cash used in operating activities was primarily attributable to a net loss of $14.6 million, decreases of deferred revenue of $2.1 million as we delivered tissue samples under the Merck Collaboration Agreement and increases in accounts receivable balances of $2.1 million as we increased our net revenue; partially offset by adjustments for non-cash charges related to stock-based compensation of $14.8 million which includes a charge of $11.4 million related to the retirement of our former chief executive officer, depreciation and amortization of $1.1 million and increases in accrued liabilities of $2.5 million due to our increased operating expenses. For the three months ended March 31, 2005, net cash used in operating activities was primarily attributable to a net loss of $6.5 million and increases in inventory and accounts receivable balances of $2.4 million and $3.8 million, respectively, as we increased our net revenue; partially offset by adjustments for non-cash charges related to stock-based compensation of $1.8 million, depreciation and amortization of $603,000 and increases in accrued liabilities and accounts payable of $4.5 million due to our increased operating expenses.

Net Cash Used in Investing Activities. Net cash used in investing activities was $695,000 for the three months ended March 31, 2006 compared to $8.9 million for the three months ended March 31, 2005. For the three months ended March 31, 2006 and March 31, 2005, net cash used in investing activities was attributable to purchases of investments and acquisition of property and equipment offset by sales or maturities of investments.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $911,000 for the three months ended March 31, 2006 compared to $26,000 for the three months ended March 31, 2005. For the three months ended March 31, 2006 and March 31, 2005, net cash provided by financing activities was attributable to proceeds from issuance of common stock related to stock option exercises offset by repurchases of common stock.

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

Off-Balance-Sheet Arrangements. As of March 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Summary. We believe that our current cash, cash equivalents, and investments, along with the cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to generate sufficient cash from operations or obtain additional financing, we may be required to reduce the scope of our planned research and development and selling and marketing efforts.

We expect to increase capital expenditures consistent with our anticipated growth in manufacturing, infrastructure and personnel. We also may increase our capital expenditures as we expand our product lines or invest to address new markets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at March 31, 2006 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of high quality U.S. government and corporate issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our investments is 3 months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

We have operated mainly in the United States, and 100% of our sales were made in U.S. dollars for the three months ended March 31, 2006 and 2005. To date, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

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

Our involvement in arbitration or litigation as a result of the management changes that have taken place and any lawsuit related to those changes may further depress the price of our stock.

We may become involved in costly arbitration or litigation with former employees in connection with their departure or by our stockholders who have suffered losses during this period of transition. In any such proceeding we intend to defend ourselves vigorously which may be expensive. We retain employment practices liability and director and officer liability insurance but there can be no guarantee that such insurance will cover the claims that are made or will insure us fully for all losses on covered claims. Any such arbitration or litigation may distract our management and consume resources that would otherwise have been directed toward achieving our operating plan and generating increased revenue, which may further cause a decline in our stock price.

We depend on a single product, the SilverHawk, which we commercially launched in the United States at the beginning of 2004. If the SilverHawk fails to further penetrate the market or loses market acceptance, our business will suffer.

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

Our TALON registry may produce limited subset data regarding restenosis and patency rates, but such an evaluation is not mandated by the registry protocol. Another important factor that physicians will consider is the rate of reintervention, or retreatment, following the SilverHawk procedure. In data presented in October 2005, we announced consistent reintervention data on a much larger group of patients from the TALON registry. Patients are no longer enrolled in the registry. We cannot provide any assurance that the data from the registry will be compelling to the medical community, because it may not be scientifically meaningful and may not demonstrate that the SilverHawk is an attractive procedure when compared against data from alternative procedures. In addition, the long-term effects of the SilverHawk procedure are not known.

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

We have a limited history of operations upon which you can evaluate our business. In particular, we incurred net losses of $14.6 million in the three months ended March 31, 2006, $11.6 million in 2005, and $29.9 million in 2004. As of March 31, 2006, we had an accumulated deficit of $99.7 million. We commenced full commercial sales of the SilverHawk in January 2004, and our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price. In addition, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for the SilverHawk and devote substantial resources to our sales force expansion, sales and marketing programs and research and development activities. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

The growth that we have experienced, and in the future may experience, provides challenges to our organization, requiring us to rapidly expand our sales personnel and manufacturing operations. Our sales force has increased from 206 direct sales representatives on December 31, 2005 to 210 direct sales representatives and peripheral vascular consultants on March 31, 2006, and we expect to continue to grow our sales force. We have also significantly expanded our manufacturing operations and may need to expand them further. Rapid expansion in personnel means that less experienced people may be producing and selling our product, which could result in unanticipated costs and disruptions to our operations. If we cannot scale and manage our business appropriately, our anticipated growth may be impaired and our financial results will suffer.

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

Because we have only limited experience in manufacturing the SilverHawk in commercial quantities, we may encounter unforeseen situations that would result in delays or shortfalls. For example, in June 2004, we initiated a voluntary recall of two lots of the SilverHawk due to the possibility of improper sterilization at one of two approved sterilization facilities. We may encounter difficulties and delays in manufacturing the SilverHawk for the following additional reasons:

•	we have significantly expanded our manufacturing operations, and our production processes may have to change to accommodate this growth;

•	key components of the SilverHawk are currently provided by a single supplier or limited number of suppliers, and we do not maintain large inventory levels of these components;

•	to increase our manufacturing output significantly, we will have to attract and retain qualified employees, who are in short supply, for the assembly and testing operations; and

•	all of our manufacturing occurs at a single facility and if we were to lose availability of this facility due to earthquake, fire, natural disaster or other disruptions, our operations would be significantly impaired.

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

We compete against very large and well-known stent and angioplasty device manufacturers, including Abbott Laboratories, Boston Scientific, Cook, Guidant, Johnson & Johnson and Medtronic. We also compete against smaller manufacturers, including, among others: ev3, a manufacturer of peripheral vascular stents and angioplasty devices; Spectranetics, a manufacturer of excimer lasers for the treatment of coronary artery disease and PAD; W. L. Gore, (Medical Products Division), a manufacturer of endoprostheses stent-grafts; and Angioscore, a manufacturer of angioplasty devices. There are also several other companies that provide products used by surgeons in peripheral bypass procedures. Other competitors include pharmaceutical companies that manufacture drugs for the treatment of mild to moderate PAD. Many of our competitors have significantly greater financial and human capital resources than we do and have established reputations, as well as worldwide distribution channels that are more effective than ours. Competition with these companies could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

Before a new medical device or a new use of, or claim for, an existing product can be marketed in the United States, a company must first apply for and receive either 510(k) clearance or premarketing approval from the FDA, unless an exemption applies. Either process can be expensive, lengthy and unpredictable. Although we have obtained 510(k) clearance to market the SilverHawk for treatment of atherosclerosis in the peripheral vasculature, our clearance can be revoked if safety or efficacy problems develop. We voluntarily suspended our U.S. clinical trial for the use of the SilverHawk in coronary arteries. To market the SilverHawk in the United States for this use, we must successfully complete a clinical trial, submit a premarket approval application to the FDA and obtain premarket approval. Therefore, even once we believe we have successfully developed the SilverHawk for use in the coronary arteries, we may not be permitted to market our device for this indication in the United States for a number of years, if at all. Delays in obtaining approval could adversely affect our future growth.

We are also subject to medical device reporting regulations that require us to report to the FDA if our product causes or contributes to a death or serious injury or malfunctions. For the first quarter of 2006, the FDA has received seventeen medical device reports associated with procedures where the SilverHawk was used. These filings included one procedurally related (no device failure) coronary death and one death related to a perforation in a contra-indicated iliac procedure in which the patient refused transfusions on religious grounds, two reports of two devices used on one patient related to possible embolization during treatment of a contra-indicated in-stent chronic total occlusion, two reports of two devices used on one patient related to possible embolization to the foot which cleared overnight with no further intervention, five reports of two devices used on two patients and one device on another patient which resulted from embolization related to tip damage during a tissue cleaning cycle prior to the reported incident, three reports related to tip detachments associated with wire wrap and excessive force, one report related to a perforation caused by the sheath during a contra-indicated iliac procedure, one report in which the device became temporarily caught on a stent during a contra-indicated in-stent procedure, and one report of a tip component that became detached during the procedure due to mishandling per the instructions for use.

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

Currently, the SilverHawk procedure is typically reimbursed by third-party payors, including Medicare and private healthcare insurance companies, under existing atherectomy codes. These payors may adversely change their coverage and reimbursement policies, as well as payment amounts. In April 2006, the Centers for Medicare & Medicaid Services, or CMS, released for public comment a recommendation that the three in-patient reimbursement codes most frequently used with the SilverHawk procedure, DRGs 479, 553 and 554, be reduced for the 2007 fiscal year by 9%, 6% and 3%, respectively. Also, healthcare reform legislation or regulation may be proposed or enacted in the future, which may adversely affect such policies and amounts. We cannot predict whether and to what extent existing coverage and reimbursement will continue to be available. If physicians, hospitals and other providers are unable to obtain adequate coverage and reimbursement for the SilverHawk procedure, they are less likely to use it and our business would be adversely impacted.

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

Our directors, officers, and affiliates have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of April 20, 2006, our directors, officers, and affiliates each holding more than 5% of our common stock collectively will control approximately 27% of our outstanding common stock, assuming the exercise of all options held by such persons. As a result, these stockholders, if they act together, would be able to exercise significant control over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

The cost of complying with the reporting requirements under the Securities and Exchange Act of 1934 are substantial. In addition, the Sarbanes-Oxley Act of 2002, along with other recent and proposed rules from the SEC and Nasdaq, have required further legal and financial compliance costs, and made some corporate actions more difficult. For example, compliance with the internal control requirements of Sarbanes-Oxley Section 404 requires us to commit significant resources to document and review the adequacy of our internal controls. If we are unable to maintain compliance with the requirements of Section 404, we will have to issue a report that our internal controls are not effective, which could cause the market price of our stock to decline.

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

We registered the initial public offering of our common stock, par value $0.001 per share, on a Registration Statement on Form S-1, as amended, (Registration No. 333-118191), which was declared effective on October 27, 2004. On October 28, 2004, we completed the initial public offering of our common stock by selling 4.5 million shares at $14.00 per share, additionally, on October 29, 2004, the underwriters exercised their over-allotment option to purchase 675,000 shares at $14.00 per share. Proceeds from the offering after deducting underwriting discounts and commissions of $5.1 million, but before expenses were $67.4 million. The managing underwriters of the offering were J.P. Morgan Securities, Inc., Piper Jaffray & Co., Thomas Weisel Partners, LLC and William Blair & Company, LLC. All of the net proceeds from the initial public offering were spent as of the second quarter of 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external accountants. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. PricewaterhouseCoopers LLP no longer provides non-audit services to the Company.

On May 4, 2006, we entered into an Original Equipment Manufacturing Agreement with Cook Incorporated (“Cook”) whereby the Company has agreed to sell a certain product manufactured by Cook. The term of the Agreement is one-year unless extended by Cook or earlier terminated due to insolvency, bankruptcy or material breach by one or both of the parties. Under the Agreement, there is a mutual indemnification provision for third party claims but there are no minimum sales requirements.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.2*	Amended and Restated Certificate of Incorporation.

3.4*	Bylaws.

4.2*	Amended and Restated Specimen Common Stock certificate.

10.1*	Form of Indemnification Agreement for directors and executive officers.

10.2*	1997 Stock Plan.

10.3*	2004 Equity Incentive Plan.

10.4*	2004 Employee Stock Purchase Plan.

10.6*	Amended and Restated Investors’ Rights Agreement, dated February 24, 2004, by and among the Registrant and certain stockholders.

10.7*	First Amendment to Amended and Restated Investors’ Rights Agreement, dated May 21, 2004, by and among the Registrant and certain stockholders.

10.10*	Office Building Lease, dated May 3, 2004, by and between the Registrant and Woodside Technology Center, LLC for office space located at 740 Bay Road, Redwood City, California.

10.11†*	Master License Agreement dated August 24, 1999, by and between the Registrant and Surmodics, Inc., as amended.

10.13*	Second Amendment to Amended and Restated Investors’ Rights Agreement, dated October 25, 2004, by and among the Registrant and certain stockholders.

10.14†**	Supplier Agreement between the Registrant and Norman Noble, Inc. dated March 25, 2005.

10.15†***	Collaboration and License Agreement between the Registrant and Merck & Co. Inc. dated September 14, 2005.

10.16(A)****	Separation Agreement and Release dated January 3, 2006 by and between the Registrant and Robert W. Thomas.

10.16(B)*****	Time-Sharing Agreement dated September 1, 2005, by and between the Registrant and JBS Consulting LLC.

10.17*****	Reimbursement Agreement dated September 1, 2006, by and among the Registrant, John B. Simpson and JBS Consulting, LLC.

10.18*****	Office Building Lease, dated November 1, 2005 by and between the Registrant and Brittania Hacienda VIII LLC for office space located at 2081 Stierlin Court, Mountain View, California.

10.20	Original Equipment Manufacturing Agreement dated May 4, 2006 between the Registrant and Cook Incorporated.

31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-118191), which was declared effective on October 27, 2004.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

**	Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2005 filed on May 13, 2005.

***	Incorporated by reference from our Form 10-Q for the quarter ended September 30, 2005 filed on November 1, 2005.

****	Incorporated by reference from our Form 8-K filed on January 9, 2006.

*****	Incorporated by reference from our Form 10-K filed on March 7, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FoxHollow Technologies, Inc.

Date: May 9, 2006	By:	/s/ John B. Simpson
John B. Simpson
Interim Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2006	By:	/s/ Matthew B. Ferguson
Matthew B. Ferguson
Chief Financial Officer
(Principal Accounting and Financial Officer)