Form 10-Q
period 2006-06-30
FOXHOLLOW TECHNOLOGIES, INC.
filed 2006-08-09
CIK 1217688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Shares Outstanding at July 17, 2006
Common Stock, $0.001 par value	25,214,812

FOXHOLLOW TECHNOLOGIES, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$24,140	$24,249
Short-term investments	41,661	35,666
Accounts receivable, net of allowance for doubtful accounts of $1,358 at June 30, 2006 and $1,002 at December 31, 2005	25,073	21,831
Inventories	13,463	15,607
Prepaid expenses and other current assets	1,583	1,846

Total current assets	105,920	99,199

Property and equipment, net	8,700	8,442
Other assets	568	564

Total assets	$115,188	$108,205

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,610	$7,072
Accrued liabilities	12,125	11,163
Deferred revenue	3,926	6,206

Total liabilities	22,661	24,441

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Common stock: $0.001 par value per share	25	24
Additional paid-in capital	195,214	178,011
Deferred stock-based compensation	(3,469)	(9,066)
Other comprehensive loss	(31)	(99)
Accumulated deficit	(99,212)	(85,106)

Total stockholders’ equity	92,527	83,764

Total liabilities and stockholders’ equity	$115,188	$108,205

The accompanying notes are an integral part of these condensed financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Product	$47,951	$28,724	$92,534	$50,202
Research collaboration	216	—	2,280	—

Net revenue	48,167	28,724	94,814	50,202

Costs and expenses:
Product (includes $312, $126, $644, and $299 in stock-based compensation expense for the three and six month periods ended June 30, 2006 and 2005)	10,578	8,863	21,735	17,754
Research collaboration	708	—	1,828	—
Research and development (includes $547, $408, $1,074, and $727 in stock-based compensation expense for the three and six month periods ended June 30, 2006 and 2005)	4,818	2,513	8,909	4,922
Selling, general and administrative (includes $2,031, $1,332, $15,965, and $2,616 in stock-based compensation expense for the three and six month periods ended June 30, 2006 and 2005)	32,222	21,272	77,738	38,392

Total costs and expenses	48,326	32,648	110,210	61,068

Loss from operations	(159)	(3,924)	(15,396)	(10,866)

Interest and other income and expense, net	691	482	1,290	901

Net income (loss)	$532	$(3,442)	$(14,106)	$(9,965)

Net income (loss) per common share:
Basic	$0.02	$(0.15)	$(0.57)	$(0.44)

Diluted	$0.02	$(0.15)	$(0.57)	$(0.44)

Weighted-average number of shares used in per common share calculations:
Basic	24,847	22,711	24,581	22,527

Diluted	25,807	22,711	24,581	22,527

The accompanying notes are an integral part of these condensed financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(14,106)	$(9,965)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (Gain) on disposal of property and equipment	3	(57)
Allowance for doubtful accounts	356	466
Depreciation and amortization	2,211	1,205
Amortization of deferred stock-based compensation	1,315	2,373
Stock-based compensation expense	16,368	1,269
Provision for excess and obsolete inventories	983	705
Changes in operating assets and liabilities:
Accounts receivable	(3,598)	(6,860)
Inventories	1,161	(4,150)
Prepaid expenses and other current assets	263	(813)
Other assets	(4)	(1)
Accounts payable	(462)	2,883
Accrued liabilities	1,080	3,199
Deferred revenue	(2,280)	—

Net cash provided by (used in) operating activities	3,290	(9,746)

Cash flows from investing activities:
Acquisition of property and equipment	(2,474)	(4,276)
Proceeds from disposal of property and equipment	2	158
Sales or maturities of investments	21,630	26,063
Purchases of investments	(27,557)	(22,726)

Net cash used in investing activities	(8,399)	(781)

Cash flows from financing activities:
Proceeds from exercise of options to purchase common stock	1,381	202
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	3,619	1,609

Net cash provided by financing activities	5,000	1,811

Net decrease in cash and cash equivalents	(109)	(8,716)

Cash and cash equivalents, beginning of period	24,249	27,506

Cash and cash equivalents, end of period	$24,140	$18,790

Supplemental disclosure of noncash investing and financing activities:
Changes in net unrealized gains (losses) on investments	68	(57)
Reversal of deferred stock-based compensation	(4,282)	(193)
Vesting of restricted stock	118	208

The accompanying notes are an integral part of these condensed financial statements.

FOXHOLLOW TECHNOLOGIES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Organization and Basis of Presentation:

Organization

FoxHollow Technologies, Inc. (the “Company”) designs, develops, manufactures and sells medical devices primarily for the treatment of peripheral artery disease or PAD. PAD results from the accumulation of plaque in the arteries. The Company sells the SilverHawk Plaque Excision System or SilverHawk, a minimally-invasive single-use catheter system designed for removal of plaque from arteries. Plaque removal re-opens previously narrowed arteries, allowing increased blood flow to tissue and organs. In June 2003, the U.S. Food and Drug Administration or FDA granted 510(k) clearance to market the SilverHawk for treatment of atherosclerosis in the peripheral vasculature. In September 2005, the Company entered into a Collaboration and License Agreement with Merck & Co., Inc. (the “Merck Collaboration Agreement”), pursuant to which the Company and Merck agreed to collaborate on the analysis of atherosclerotic plaque removed from patient arteries. The Company was incorporated in the state of Delaware in September 1996.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any future period. These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 7, 2006, as amended on March 10, 2006. Certain items in the prior period’s financial statements have been reclassified to conform to the current period’s format.

NOTE 2—Accounting for Stock-Based Compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards or SFAS No. 123 (R), Share-Based Payment (revised 2004), using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan. The Company’s financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Statement of Operations during the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123.

In connection with the adoption of SFAS 123(R), the Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option valuation model using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock Options:
Expected volatility	47%	75%	45%-47%	75%
Risk free interest rate	5.15%	3.96%	4.82%-5.15%	3.71%-3.96%
Dividend yield	0%	0%	0%	0%
Expected life	4.5 years	4.0 years	4.5 years-4.7 years	4.0 years
Weighted average fair value of stock options granted	$13.12	$17.24	$13.68	$16.81

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
ESPP:
Expected volatility	47%	75%	45%-81%	75%
Risk free interest rate	5.29%	3.34%	4.35%-5.29%	3.34-3.88%
Dividend yield	0%	0%	0%	0%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Weighed average fair value of ESPP purchase rights	$9.81	$16.34	$9.68	$11.58

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the observed and expected time to post-vesting exercise and post-vesting cancellations of options by employees. Upon the adoption of SFAS 123(R), the Company used a combination of historical and peer group volatility for a blended volatility in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107. Prior to January 1, 2006, the Company used the averaged volatility of a peer group. The selection of the blended volatility approach was based upon the Company’s assessment that blended volatility is more representative of future stock price trends than just using historical or peer group volatility alone. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

As stock-based compensation expense recognized in the Condensed Statement of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The effect of recording stock-based compensation expense for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock-based compensation expense by type of award:
Amortization of deferred stock-based compensation	$596	$1,171	$1,315	$2,373
Employee stock options & employee stock purchases	2,134	—	4,595	—
Non-employees	160	695	394	1,269
Former chief executive officer’s retirement	—	—	11,379	—

Total stock-based compensation expense	$2,890	$1,866	$17,683	$3,642

Effect on income (loss) per share:
Basic	$0.12	$0.08	$0.72	$0.16

Diluted	$0.11	$0.08	$0.72	$0.16

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board or APB Opinion No. 25, Accounting for Stock Issued to Employees, and its interpretations and complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock- Based Compensation-Transition and Disclosure—an amendment of FASB Statement No. 123. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair market value of the Company’s stock and the exercise price. Employee stock-based compensation is amortized on a straight-line basis over the vesting period of the underlying options.

The Company continues to amortize deferred stock-based compensation on a straight-line basis over the vesting period for shares issued prior to the initial public offering. The Company recognized compensation expense for all stock-based awards at fair value on the date of grant that were issued subsequent to the initial public offering.

As of June 30, 2006, the total unamortized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans and stock purchase plan subsequent to the initial public offering was approximately $24.3 million net of forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted average requisite service period of approximately 3.0 years.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force or EITF Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods, or Services, which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation expense is being recognized over the vesting periods of the related options, generally two years.

On January 3, 2006 our former chief executive officer, Robert Thomas, retired from the Company. In connection with Mr. Thomas’ retirement, the Company entered into a separation agreement and release with Mr. Thomas under which the Company allowed for the continued vesting of shares over a consulting period from January 3, 2006 to December 31, 2006 in return for Mr. Thomas’ agreement to: i) provide limited transition services to assist our new chief executive officer and the Company, upon request by the Company, ii) refrain from engaging in competitive activities and iii) provide a general release of claims. The Company determined that the terms of the agreement did not create an in-substance requisite service period and accounted for the continued vesting of shares as a stock award modification under FAS 123(R) by re-measuring and immediately expensing the fair value of unvested options at January 3, 2006.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net loss attributable to common stockholders, as reported	$(3,442)	$(9,965)
Deduct: Employee total stock-based compensation determined under fair value method	(2,754)	(3,352)

Pro forma net loss attributable to common stockholders	$(6,196)	$(13,317)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(0.15)	$(0.44)

Pro forma	$(0.27)	$(0.59)

Disclosures for the three and six months ended June 30, 2006 are not presented because stock-based employee compensation was accounted for under SFAS 123(R)’s fair value method during this period. Additionally, the stock-based employee compensation determined under the fair value method for the three and six months ended June 30, 2005 has been adjusted to exclude the effect of the options granted prior to the Company’s initial public offering in October 2004, as those options were valued for pro forma disclosure purposes using the minimum value method.

NOTE 3—Common Stock:

Each share of common stock has the right to one vote. The holders of common stock are entitled to dividends when funds are legally available and when declared by the Board of Directors.

2004 Employee Stock Purchase Plan

In July 2004, the Company adopted the 2004 Employee Stock Purchase Plan and made a total of 600,000 shares of common stock available for sale. In addition, the 2004 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the 2004 Employee Stock Purchase Plan on the first day of each fiscal year, beginning with the Company’s fiscal year 2005, equal to the lesser of: 2% of the outstanding shares of the Company’s common stock on the first day of the fiscal year; 1,000,000 shares; and such other amount as the Company’s Board of Directors may determine. In January 2006 an additional 483,752 shares were automatically reserved for issuance in 2006. All of the Company’s employees are eligible to participate if they are customarily employed by the Company or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year. However, an employee may not be granted an option to purchase stock if such employee: immediately after grant owns stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s capital stock, or whose rights to purchase stock under all of the Company’s employee stock purchase plans accrues at a rate that exceeds $25,000 worth of stock for each calendar year.

Offering periods generally start on the first trading day on or after May 1 and November 1 of each year. The Company’s 2004 Employee Stock Purchase Plan permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation which includes a participant’s base salary, wages, overtime pay, commissions, and other compensation remuneration paid directly to the employee. A participant may purchase a maximum of 5,000 shares during a six-month purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of the Company’s common stock at the end of each six-month purchase period. The price is 85% of the lower of the fair market value of the Company’s common stock at the beginning of an offering period or after a purchase period end. If the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be automatically re-enrolled in a new offering period. Participants may end their participation at any time during an offering period, and will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with the Company. The 2004 Employee Stock Purchase Plan will automatically terminate in 2024, unless the Company terminates it sooner. As of June 30, 2006, 472,699 shares have been issued to date in connection with the 2004 Employee Stock Purchase Plan.

NOTE 4— Stock Option Plans:

1997 Stock Plan

In March 1997, the Company adopted the 1997 Stock Plan under which the Board of Directors may issue incentive stock options to employees and non-qualified stock options to employees, directors and consultants. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price (which cannot be less than fair market value at date of grant for incentive stock options or 85% of fair market value for nonqualified stock options). If an individual owns stock representing more than 10% of the outstanding shares, the price of each incentive stock option shall be at least 110% of fair market value, as determined by the Board of Directors. The options are exercisable at times and increments as specified by the Board of Directors and generally expire 10 years from the date of grant. Upon the completion of the initial public offering, the Company’s 1997 Stock Plan was terminated and the Board of Directors determined not to grant any additional awards under the 1997 Plan. However, the 1997 Plan will continue to govern the terms and conditions of the outstanding awards issued thereunder.

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

The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price (which cannot be less than fair market value at date of grant for incentive stock options or 85% of fair market value for nonqualified stock options). If an individual owns stock representing more than 10% of the outstanding shares, the price of each incentive stock option shall be at least 110% of fair market value, as determined by the Board of Directors. The options are exercisable at times and increments as specified by the Board of Directors, and generally expire 10 years from the date of grant.

Activity under our stock option plans are as follows:

		Outstanding Options
	Shares Available For Grant	Number Of Shares	Range of Exercise Prices	Aggregate Price
Balances, December 31, 2005	61,306	4,055,484	$0.32-53.73	$50,330,000

Reservation of shares	1,209,380
Options granted	(1,053,142)	1,053,142	22.14-34.28	32,216,263
Options exercised	—	(1,017,825)	0.32-33.77	(1,498,000)
Options cancelled	631,668	(631,668)	0.32-51.75	(8,755,346)

Balances, June 30, 2006	849,212	3,459,133	$0.32-53.73	$72,292,917

The options outstanding and currently exercisable by exercise price at June 30, 2006 are as follows:

Options Outstanding				Options Exercisable			Options Vested
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Options Exercisable	Weighted- Average Exercise Price	Options Vested	Weighted- Average Exercise Price
$ 0.32	597,941	7.16	0.32	7.16	597,941	$0.32	105,301	$0.32
0.40	5,000	1.46	0.40	1.46	5,000	0.40	5,000	0.40
0.84	23,956	5.67	0.84	5.67	23,956	0.84	22,316	0.84
2.00	186,430	7.84	2.00	7.84	186,430	2.00	51,137	2.00
2.16	21,750	4.19	2.16	4.19	21,750	2.16	21,750	2.16
4.00	262,101	8.06	4.00	8.06	262,101	4.00	54,154	4.00
11.68	272,561	8.31	11.68	8.31	272,561	11.68	97,895	11.68
22.14-24.02	73,607	8.58	23.91	8.45	25,553	24.02	25,553	24.02
24.75-27.34	241,842	9.71	26.00	—	—	—	—	—
27.93	170,250	8.82	27.93	8.82	52,477	27.93	52,477	27.93
28.20-29.80	375,150	8.60	28.23	8.59	131,264	28.22	131,264	28.22
30.12-31.44	549,800	9.58	30.69	8.68	28,724	30.35	28,724	30.35
32.24-35.86	277,400	9.50	34.29	8.90	3,103	34.94	3,103	34.94
36.90-39.71	162,200	8.98	38.30	8.95	42,061	37.60	42,061	37.60
41.88-45.91	111,820	9.25	44.53	—	—	—	—	—
46.35-51.43	39,650	9.22	48.20	—	—	—	—	—
51.75-53.73	87,675	9.09	51.78	9.09	4,436	51.75	4,436	51.75

$ 0.32-53.73	3,459,133	8.56	20.90	7.76	1,657,357	$8.11	645,171	$15.71

On May 3, 2004, the board of directors approved a resolution that allows for the early exercise of all previously granted options and all options to be granted in the future under the Company’s 1997 Stock Plan. Under the terms of this amendment, option holders, upon early exercise, must sign a restricted stock purchase agreement that gives the Company the right to repurchase any unvested shares, at the original exercise price, in the event the optionees’ employment terminates for any reason. The right to exercise options before they are vested does not change existing vesting schedules in any way and the early-exercised options may not be sold or transferred before they vest. The repurchase right lapses over time as the shares vest at the same rate as the original option vesting schedule. At June 30, 2006, a total of 198,831 shares of common stock at an aggregate price of $207,000 were subject to repurchase.

As such, in accordance with FASB Interpretations No. 44, or FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, the unvested shares as of June 30, 2006 are not considered issued for accounting purposes and the options are deemed not to be exercised until the options vest. These options have therefore been excluded from the number of options exercised as of June 30, 2006 and related balances have been classified as accrued liabilities.

NOTE 5—Net Income (Loss) Per Common Share:

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding, excluding common shares subject to repurchase, during the period. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common shares, including stock options, common stock subject to repurchase, and common stock issued under the employee stock purchase plan. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$532	$(3,442)	$(14,106)	$(9,965)

Denominator:
Basic weighted-average common shares outstanding	25,108	23,258	24,864	23,135
Less: Weighted-average unvested common shares subject to repurchase	(261)	(547)	(283)	(608)

Weighted-average number of common shares outstanding used in computing basic net income (loss) per common share	24,847	22,711	24,581	22,527

Net effect of dilutive stock options based on the treasury stock method using average market price	960	—	—	—

Diluted weighted-average shares outstanding	25,807	22,711	24,581	22,527

The following outstanding stock options, common stock subject to repurchase and common stock issued under the employee stock purchase plan were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Options to purchase common stock	1,935	4,438	3,540	4,438

	1,935	4,438	3,540	4,438

NOTE 6—Comprehensive Income (Loss):

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gain (loss) on investments represents the only component of other comprehensive loss that is excluded from the Company’s net income (loss).

NOTE 7—Investments:

Investments consisted of the following (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
At June 30, 2006
US Government securities (maturities less than one year)	$21,614	$1	$(32)	$21,583
Corporate bonds (maturities less than one year)	20,078	13	(13)	20,078

Total	$41,692	$14	$(45)	$41,661

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2005
US Government securities (maturities less than one year)	$17,685	$—	$(74)	$17,611
Corporate bonds (maturities less than one year)	18,080	—	(25)	18,055

Total	$35,765	$—	$(99)	$35,666

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the Condensed Statements of Operations.

NOTE 8—Inventories:

Inventories consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$8,317	$9,808
Work in process	988	896
Finished goods	4,158	4,903

	$13,463	$15,607

NOTE 9—Warranties:

The Company maintains a warranty allowance for the estimated amount of replacement cost of all products which are found to be defective. The amount of allowance is based upon analyses of historical replacements as well as changes in design and reliability. Warranty costs are reflected in the Condensed Statements of Operations as a component of product costs and expenses. A reconciliation of the changes in the Company’s warranty liability for the six months ended June 30, 2006 and 2005 follows (in thousands):

	2006	2005
Balance at January 1	$217	$207
Add: Accruals for warranties	567	601
Less: Cost of replacements	(486)	(555)

Balance at June 30	$298	$253

NOTE 10—Deferred Revenue:

In September 2005, the Company entered into the Merck Collaboration Agreement, pursuant to which the Company and Merck agreed to collaborate on the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers of atherosclerotic disease progression. Certain payments made by Merck to the Company thereunder must be recognized as revenue on a deferred basis. Upon execution of the Merck Collaboration Agreement, the Company received an initial cash payment of $9.0 million to cover costs associated with the Company’s responsibilities and for the rights granted to Merck during the initial year of the research collaboration. The Company recognized $216,000 and $2.3 million as revenue in the three and six months ended June 30, 2006, respectively, and will continue to recognize plaque analysis revenue as it fulfills its obligations and delivers tissue samples under the Merck Collaboration Agreement.

NOTE 11—Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 or FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting this new standard.

NOTE 12—Commitments and Contingencies

In July 2006, a purported shareholder class action complaint was filed against the Company and two of our officers in the U.S. District Court for the Northern District of California. The plaintiff is seeking to represent a class of purchasers of our common stock from May 13, 2005 to January 26, 2006. The complaint generally alleges that false or misleading statements were made concerning our management and seeks unspecified monetary damages. Because the outcome of this litigation is undetermined and we cannot reasonably estimate the possible loss or range of loss which may arise from the litigation, we have not recorded an accrual for possible damages.

In July 2006, a shareholder derivative complaint was filed against our directors and certain of our officers in the Superior Court of the State of California, San Mateo County. The complaint is based on substantially similar facts and circumstances as the class action complaint and generally alleges that the named individuals breached their fiduciary duties to the Company. The complaint seeks unspecified monetary damages. Given the nature of derivative litigation, any recovery in a derivative suit would be to the benefit of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying condensed financial statements and footnotes contained in Item 1 of this report to provide an understanding of our results of operations, financial condition, and changes in financial condition. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, plans for growth and future operations, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Factors Affecting Future Operating Results.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. MD&A is organized as follows:

•	Company description. This section provides a general description and history of our business, including details regarding our organization and customer base and capsule financial information regarding our results of operations.

•	Results of operations. This section provides our analysis and outlook for the significant line items on our condensed statements of operations.

•	Stock-based compensation. This section provides the method and financial reporting of our accounting for stock options granted to employees and to non-employees.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2006.

•	Recent accounting pronouncements. This section describes the issuance and effects of new accounting pronouncements.

•	Critical accounting policies and estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations and require us to exercise subjective or complex judgments in their application.

Company Description

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

From our inception in 1996 until July 2003, our operations consisted primarily of start-up activities, including developing the SilverHawk, recruiting personnel and raising capital. We received clearance from the FDA to market the SilverHawk for treatment of atherosclerosis in the peripheral vasculature in June 2003. In July 2003, we began to build our U.S. direct sales organization and initiated sales of the SilverHawk to several large medical centers in the United States. In January 2004, we commenced full commercial introduction of the SilverHawk in the United States. The SilverHawk is not approved in the United States for use in the coronary or carotid arteries. We received our CE Mark to market the SilverHawk for coronary applications in October 2002 and for peripheral applications in May 2003. We began commercial sales in Europe in November 2002. To date, our sales outside of the United States have been limited and we expect to at least initially rely on third-party distributors to sell our products internationally.

We market the SilverHawk through our direct sales force in the United States primarily to interventional cardiologists, as well as to vascular surgeons and interventional radiologists. We sell the SilverHawk to over 1,100 current hospital customers in the United States. No single customer accounted for more than 5% of our net revenue in the three and six months ended June 30, 2006. Reimbursement claims for the SilverHawk procedure are typically submitted by the hospital and physician to Medicare or other third-party payors using established billing codes for atherectomy procedures. We are engaged in several research and development activities to create modifications to our SilverHawk device, including: a method for addressing calcified lesions, improvements in the capacity of the nosecone to collect plaque, and on-board real-time imaging. We can provide no assurance that we will bring these product modifications to market and may choose to discontinue any of these projects at any time.

We manufacture the SilverHawk with parts manufactured in-house and components supplied by vendors, which we then assemble, test and package. We offer nine different SilverHawk catheters of various diameters and tip lengths to accommodate differing artery sizes and amounts of plaque.

In September 2005, we entered into the Merck Collaboration Agreement through which we agreed with Merck to collaborate on the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression. The Merck Collaboration Agreement provided for a research collaboration of up to three years and consists of an initial one-year research term that Merck may, at its discretion, extend for one or two additional years. We are currently in discussions with Merck about extending the Collaboration agreement. As part of this research collaboration, we will provide Merck with exclusive access to existing atherosclerotic plaque samples collected from patients having vascular disease using the SilverHawk Plaque Excision System as well as new samples to be collected pursuant to agreed upon protocols and criteria. Upon execution of the Merck Collaboration Agreement, we received an initial cash payment of $9.0 million to cover costs associated with our responsibilities and for the rights granted to Merck during the initial year of the research collaboration. We may also be entitled to additional payments of at least $7.0 million and up to $31.0 million over the following two years, if Merck elects to extend the research collaboration beyond its initial one-year term and/or exercise an option to maintain exclusive access to our atherosclerotic plaque samples. We may derive further revenue from the Merck Collaboration Agreement for milestone payments based on the progress of clinical development of any pharmaceutical or diagnostic products arising from work under the research collaboration, as well as royalties on sales of any such products.

On October 28, 2004, the Company completed an initial public offering of 4.5 million shares of its common stock; additionally, on October 29, 2004, the underwriters of the offering exercised their over-allotment option to purchase 675,000 shares. Proceeds from the offering after deducting underwriting discounts and commissions but before expenses were $67.4 million.

For the six months ended June 30, 2006, we generated net revenue of $94.8 million and a net loss of $14.1 million and as of June 30, 2006, our accumulated deficit was $99.2 million. As of June 30, 2006, our cash, cash equivalents and investment balances totaled $65.8 million.

Results of Operations

Three Months Ended June 30, 2006 and June 30, 2005

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net revenue:

	Three Months Ended June 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue
Revenue:
Product	$47,951	100%	$28,724	100%
Research collaboration	216	0%	—	0%

Net revenue	48,167	100%	28,724	100%

Costs and expenses:
Product (includes $312 and $126 in stock-based compensation expense for the three months ended June 30, 2006 and 2005, respectively)	10,578	22%	8,863	31%
Research collaboration	708	1%	—	0%
Research and development (includes $547 and $408 in stock-based compensation expense for the three months ended June 30, 2006 and 2005, respectively)	4,818	10%	2,513	9%
Selling, general and administrative (includes $2,031 and $1,332 in stock-based compensation expense for the three months ended June 30, 2006 and 2005, respectively)	32,222	67%	21,272	74%

Total costs and expenses	48,326	100%	32,648	114%

Loss from operations	(159)	0%	(3,924)	-14%

Interest and other income and expense, net	691	1%	482	2%

Net income (loss)	$532	1%	$(3,442)	-12%

Revenue:

Our revenue consists of two components: product and research collaboration.

Product. Product revenue is derived from sales of the SilverHawk Plaque Excision System. Product revenue was $48.0 million for the three months ended June 30, 2006 as compared to $28.7 million for the three months ended June 30, 2005. The increase of $19.3 million was attributable to an increase in the number of SilverHawk devices sold as well as a 14% increase in the average sales price per unit. The increase in the number of devices sold is primarily attributable to an increase in the number of hospital customers purchasing our devices and more devices purchased per customer as we have expanded our sales force. We expect our product revenue to increase as we continue to increase penetration of existing customer accounts and to penetrate new customer accounts.

Research collaboration. Research collaboration revenue is derived from the Merck Collaboration Agreement. Research collaboration revenue was $216,000 for the three months ended June 30, 2006 as compared to $0 for the three months ended June 30, 2005. The $216,000 of revenue was recognized in connection with delivery of tissue samples to Merck under the agreement. The agreement provided for an initial payment of $9.0 million which covers costs associated with the Company’s responsibilities and for the rights granted to Merck during the initial year of the research collaboration. The initial payment was classified as deferred revenue and we will recognize revenue as we fulfill our obligations and deliver tissue samples. We expect our research collaboration revenue to increase in future quarters as we expand enrollment in clinical studies that will allow for the collection and delivery of additional tissue samples and the recognition of the remaining deferred revenue balance of $3.9 million.

Costs and Expenses:

Our costs and expenses consist of four components: product; research collaboration; research and development; and selling, general and administrative.

Product. Product cost consists primarily of material, labor and overhead costs. Product costs were $10.6 million for the three months ended June 30, 2006 as compared to $8.9 million for the three months ended June 30, 2005. The increase was primarily attributable to the increase in the number of SilverHawk devices sold. As a percentage of product revenue, product costs were 22% in the three months ended June 30, 2006 as compared to 31% in the three months ended June 30, 2005. Primary factors that contributed to the decrease in product costs as a percentage of product revenue included an increase in the average sales price per unit, continued improvements related to the absorption of manufacturing overhead costs associated with increased production volumes, efficiencies related to the purchasing of supplies and materials, and improved labor and manufacturing efficiencies. We expect product costs will increase in absolute dollars but will be approximately constant as a percentage of product revenue.

Research Collaboration. Research collaboration expenses consist of costs associated with procurement and delivery of tissue samples under the Merck Collaboration Agreement. Research collaboration expenses were $708,000 for the three months ended June 30, 2006 as compared to $0 for the three months ended June 30, 2005. We expect that research collaboration expenses will increase in absolute dollars and decrease as a percentage of research collaboration revenue as we continue to expand our efforts to collaborate on the analysis of atherosclerotic plaque removed from patient arteries.

Research and Development. Research and development expenses consist primarily of costs associated with personnel, materials, and clinical studies within our product development, regulatory and clinical organizations. Research and development expenses were $4.8 million for the three months ended June 30, 2006 as compared to $2.5 million for the three months ended June 30, 2005. The increase was primarily attributable to a $1.3 million increase in personnel related costs, a $783,000 increase in materials and services used in product development, a $139,000 increase in stock-based compensation, and a $74,000 increase in clinical research studies. As a percentage of net revenue, research and development expenses were 10% in the three months ended June 30, 2006 as compared to 9% for the three months ended June 30, 2005. We expect research and development expenses to increase in absolute terms as we explore new technologies and commence new clinical trials.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of costs for sales, marketing and administrative personnel, and costs associated with participation in medical conferences, physician symposia and promotional activities. Selling, general and administrative expenses were $32.2 million for the three months ended June 30, 2006 as compared to $21.3 million for the three months ended June 30, 2005. The increase was primarily attributable to an $8.7 million increase in personnel costs related to additional hiring of sales, marketing, and administrative personnel and sales commissions paid, an $845,000 increase in marketing and promotional activities, and a $699,000 increase in stock-based compensation. As a percentage of net revenue, selling, general and administrative expenses in the three months ended June 30, 2006 were 67% as compared to 74% for the three months ended June 30, 2005. We expect selling, general and administrative expenses to increase in absolute terms as we expand our sales and marketing efforts and incur additional administrative costs, but to decrease as a percentage of net revenue as we leverage our existing selling, general and administrative infrastructure.

Interest and Other Income and Expense, net. Interest and other income and expense were $691,000 for the three months ended June 30, 2006 as compared to $482,000 for the three months ended June 30, 2005. The increase in interest and other income is primarily attributable to higher interest rates earned on our investment balances.

Six Months Ended June 30, 2006 and June 30, 2005

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net revenue:

	Six Months Ended June 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue
Revenue:
Product	$92,534	98%	$50,202	100%
Research collaboration	2,280	2%	—	0%

Net revenue	94,814	100%	50,202	100%

Costs and expenses:
Product (includes $644 and $299 in stock-based compensation expense for the six months ended June 30, 2006 and 2005, respectively)	21,735	23%	17,754	35%
Research collaboration	1,828	2%	—	0%
Research and development (includes $1,074 and $727 in stock-based compensation expense for the six months ended June 30, 2006 and 2005, respectively)	8,909	9%	4,922	10%
Selling, general and administrative (includes $15,965 and $2,616 in stock-based compensation expense for the six months ended June 30, 2006 and 2005, respectively)	77,738	82%	38,392	77%

Total costs and expenses	110,210	116%	61,068	122%

Loss from operations	(15,396)	-16%	(10,866)	-22%

Interest and other income and expense, net	1,290	1%	901	2%

Net loss	$(14,106)	-15%	$(9,965)	-20%

Revenue:

Our revenue consists of two components: product and research collaboration.

Product. Product revenue was $92.5 million for the six months ended June 30, 2006 as compared to $50.2 million for the six months ended June 30, 2005. The increase of $42.3 million was attributable to an increase in the number of SilverHawk devices sold as well as a 16% increase in the average sales price per unit. The increase in the number of devices sold is primarily attributable to an increase in the number of hospital customers purchasing our devices and more devices purchased per customer as we have expanded our sales force.

Research collaboration. Research collaboration revenue was $2.3 million for the six months ended June 30, 2006 as compared to $0 for the six months ended June 30, 2005. The $2.3 million of revenue was recognized in connection with delivery of tissue samples under the Merck Collaboration Agreement. The agreement provided for an initial payment of $9.0 million which covers costs associated with the Company’s responsibilities and for the rights granted to Merck during the initial year of the research collaboration. The initial payment was classified as deferred revenue and the Company will recognize revenue as it fulfills its obligations and delivers tissue samples.

Costs and Expenses:

Our costs and expenses consist of four components: product, research collaboration, research and development, and selling, general and administrative.

Product. Product costs were $21.7 million for the six months ended June 30, 2006 as compared to $17.8 million for the six months ended June 30, 2005. The increase was primarily attributable to an increase in the number of SilverHawk devices sold. As a percentage of product revenue, product costs were 23% in the six months ended June 30, 2006 as compared to 35% in the six months ended June 30, 2005. Primary factors that contributed to the decrease in product costs as a percentage of product revenue included an increase in the average sales price per unit, continued improvements related to the absorption of manufacturing overhead costs associated with increased production volumes, improved purchasing efficiencies of supplies and materials, and improved labor and manufacturing efficiencies.

Research Collaboration. Research collaboration expenses were $1.8 million for the six months ended June 30, 2006 as compared to $0 for the six months ended June 30, 2005. As a percentage of research collaboration revenue, research collaboration costs were 80% for the six months ended June 30, 2006.

Research and Development. Research and development expenses were $8.9 million for the six months ended June 30, 2006 as compared to $4.9 million for the six months ended June 30, 2005. The increase was primarily attributable to a $2.2 million increase in personnel related costs, a $1.3 million increase in materials and services used in product development, and a $347,000 increase in stock-based compensation. As a percentage of net revenue, research and development expenses were 9% for the six months ended June 30, 2006 as compared to 10% for the six months ended June 30, 2005.

Selling, General and Administrative. Selling, general and administrative expenses were $77.7 million for the six months ended June 30, 2006 as compared to $38.4 million for the six months ended June 30, 2005. The increase was primarily attributable to a $21.4 million increase in personnel costs related to additional hiring of sales, marketing, and administrative personnel and sales commissions paid, a $13.3 million increase in stock-based compensation, of which $11.4 million relates to the retirement of our former chief executive officer, a $2.0 million increase in marketing and promotional activities, and a $1.7 million increase in travel and related expenses. As a percentage of net revenue selling, general and administrative expenses in the six months ended June 30, 2006 were 82% as compared to 77% for the six months ended June 30, 2005.

Interest and Other Income and Expense, net. Interest and other income and expense were $1.3 million for the six months ended June 30, 2006 as compared to $901,000 for the six months ended June 30, 2005. The increase in interest and other income is primarily attributable to higher interest rates earned on our investment balances.

Stock-Based Compensation

We record deferred stock-based compensation for financial reporting purposes as the difference between the exercise price of stock options granted to employees and directors and the estimated fair value of our common stock at the time of grant. Deferred stock-based compensation is amortized on a straight-line basis to product cost, research and development expenses and selling, general and administrative expenses. Deferred stock-based compensation recorded through June 30, 2006 was $15.5 million, net of stock option cancellations, with accumulated amortization of $12.0 million. The remaining $3.5 million will be amortized over the vesting periods of the stock options, generally four years from the date of grant (assuming no additional cancellations). We currently expect to record amortization expense for deferred stock-based compensation as follows:

Period	Amount
Remaining 6 months of 2006	$1.2 million
2007	$1.8 million
2008	$0.5 million

Stock-based compensation expenses related to stock options granted to non-employees are recognized as the stock options are earned. The amount of stock-based compensation expenses to be recorded in future periods may decrease if unvested stock options are cancelled. Our stock-based compensation expenses will fluctuate as the fair market value of our common stock fluctuates. We recorded $160,000 and $695,000 in stock-based compensation expense for non-employees in the three months ended June 30, 2006 and 2005, respectively, and $394,000 and $1.3 million in the six months ended June 30, 2006 and 2005, respectively.

Effective January 1, 2006, the Company adopted SFAS No. 123(R) and recognized compensation expense for all stock-based awards at fair value on the date of grant and issued subsequent to the initial public offering. For the three and six months ended June 30, 2006 we recorded $2.7 million and $17.3 million, respectively, in stock-based compensation expense for employees. The six month figure includes a charge of $11.4 million related to the retirement of our former chief executive officer.

Liquidity and Capital Resources

On October 28, 2004, the Company completed an initial public offering of 4.5 million shares of its common stock; additionally, on October 29, 2004, the underwriters exercised their over-allotment option of 675,000 shares. Proceeds from the offering, after deducting underwriting discounts and commissions but before expenses, were $67.4 million. From inception through June 2004, we raised $78.3 million through private sales of convertible preferred stock. As of June 30, 2006, we had $24.1 million of cash and cash equivalents, $41.7 million of investments, and $83.3 million of working capital.

Contractual Obligations. The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of June 30, 2006:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2006 (remaining 6 months)	2007	2008	2009	2010	Thereafter
Operating leases	$44,381	$450	$4,656	$4,582	$4,678	$4,789	$25,226
Royalty obligation	42	42	—	—	—	—	—
Purchase agreement	4,477	1,649	—	2,828	—	—	—

	$48,900	$2,141	$4,656	$7,410	$4,678	$4,789	$25,226

The long-term commitments under operating leases shown above consist of payments related to our real estate lease in Redwood City, California expiring August 2011, our real estate lease in Menlo Park, California expiring May 2007, and our real estate lease in Mountain View, California that expires on December 31, 2016, with the first payment scheduled to commence on January 1, 2007.

For 2006 and each year thereafter, the quarterly minimum patent royalty obligation related to an agreement with a supplier equals the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the consumer price index for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the royalty obligation will continue until the expiration of the last to expire patent that covers that licensed product in such country or for a period of 15 years following commercial sales, whichever is longer.

In March 2005, the Company entered into a purchase agreement with one of its suppliers for certain manufacturing components used in the Company’s devices. Under the terms of this agreement, the Company will be required to make payments to the supplier for differences between actual purchase quantities and the minimum purchase quantities defined in the agreement. According to the agreement the purchase quantities are based on two eighteen month terms.

Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $3.3 million for the six months ended June 30, 2006 as compared to $9.7 million used in operating activities for the six months ended June 30, 2005. For the six months ended June 30, 2006, net cash provided by operating activities was primarily attributable to a net loss of $14.1 million offset by non-cash charges of $17.7 million related to stock-based compensation, which included an $11.4 million charge related to the retirement of our former chief executive officer, depreciation and amortization of $2.2 million, and an increase in inventory reserves of $1.0 million. Net cash provided by operating activities was also due to an increase in accrued liabilities of $1.1 million due to our increased operating expenses, and a decrease in inventories of $1.2 million due to the increase in the number of units shipped. Net cash provided by operating activities was partially offset by an increase in accounts receivable of $3.6 million as we increased our net revenue and a decrease in deferred revenue of $2.3 million as we delivered tissue samples under the Merck Collaboration Agreement. For the six months ended June 30, 2005, net cash used in operating activities was primarily attributable to a net loss of $10.0 million and increases in accounts receivable and inventory balances of $6.9 million and $4.2 million, respectively, as we increased the number of units produced and shipped. Net cash used in operating activities was partially offset by adjustments for non-cash charges related to stock-based compensation of $3.6 million, depreciation and amortization of $1.2 million and increases in accrued liabilities and accounts payable of $6.1 million due to our increased operating expenses.

Net Cash Used in Investing Activities. Net cash used in investing activities was $8.4 million for the six months ended June 30, 2006 compared to $781,000 for the six months ended June 30, 2005. For each of the six month periods ended June 30, 2006 and June 30, 2005, net cash used in investing activities was attributable to purchases of investments and acquisition of property and equipment offset by sales or maturities of investments.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $5.0 million for the six months ended June 30, 2006 compared to $1.8 million for the six months ended June 30, 2005. For each of the six month periods ended June 30, 2006 and June 30, 2005, net cash provided by financing activities was attributable to proceeds from issuance of common stock related to stock option exercises and proceeds from the issuance of common stock under our employee stock purchase plan.

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

•	revenue generated by sales of the SilverHawk;

•	revenue generated by the Merck Collaboration Agreement and its possible renewal beyond the initial one-year term.

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs associated with performing against our obligations under the Merck Collaboration Agreement;

•	rate of progress and cost of our research and development activities;

•	costs of obtaining and maintaining FDA and other regulatory clearances of the SilverHawk;

•	effects of competing technological and market developments; and

•	size, number and timing of acquisitions and other strategic transactions.

Off-Balance-Sheet Arrangements. As of June 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We expect to increase capital expenditures consistent with our anticipated growth in manufacturing, infrastructure and personnel. We also may increase our capital expenditures as we expand our product lines or invest to address new markets. In the event that we acquire complementary businesses, products, or technologies we may have to issue equity or debt.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 or FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting this new standard.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to accounts receivable, inventories, warranty reserve, income taxes and stock-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion of critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 7, 2006, as amended on March 10, 2006.

In addition, as of January 1, 2006, we implemented the following new critical accounting policy:

Stock-Based Compensation. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards or SFAS No. 123 (R), Share-Based Payment (revised 2004), using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan. The Company’s financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Statement of Operations during the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option valuation model and elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. The Black-Scholes option valuation model requires the input of subjective assumptions including expected stock price volatility, expected term of stock option and risk free interest rate. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board or APB Opinion No. 25, Accounting for Stock Issued to Employees, and its interpretations and complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure—an amendment of FASB Statement No. 123. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair market value of the Company’s stock and the exercise price. Employee stock-based compensation is amortized on a straight-line basis over the vesting period of the underlying options.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at June 30, 2006 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of high quality U.S. government and corporate issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our investments is three months. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

We have operated mainly in the United States, and 100% of our sales were made in U.S. dollars for the three and six months ended June 30, 2006 and 2005. To date, we have not had any material exposure to foreign currency rate fluctuations.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2006, a purported shareholder class action complaint was filed against the Company and two of our officers in the U.S. District Court for the Northern District of California. The plaintiff is seeking to represent a class of purchasers of our common stock from May 13, 2005 to January 26, 2006. The complaint generally alleges that false or misleading statements were made concerning our management and seeks unspecified monetary damages. Because the outcome of this litigation is undetermined and we cannot reasonably estimate the possible loss or range of loss which may arise from the litigation, we have not recorded an accrual for possible damages.

In July 2006, a shareholder derivative complaint was filed against our directors and certain of our officers in the Superior Court of the State of California, San Mateo County. The complaint is based on substantially similar facts and circumstances as the class action complaint and generally alleges that the named individuals breached their fiduciary duties to the Company. The complaint seeks unspecified monetary damages. Given the nature of derivative litigation, any recovery in a derivative suit would be to the benefit of the Company.

ITEM 1A. RISK FACTORS

Factors Affecting Future Operating Results

We have a new management team and may experience instability as a result.

In December 2005 our president and chief executive officer retired from our company. Since that time, our vice president of sales and vice president of marketing have resigned and we chose to replace our chief operating officer. Additionally, we created a leadership committee consisting of our new chief operating officer, our chief financial officer and our president of strategic operations. In June our founder Dr. John Simpson was appointed as chief executive officer. In the event that this management structure does not stabilize our company, other officers and employees may choose to leave the company and our revenues and stock price may decline as a result.

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

The SilverHawk is our only product, and we are wholly dependent on it. We expect that sales of the SilverHawk in the United States will account for a substantial portion of our revenue for the foreseeable future. We do not know if the SilverHawk will be successful over the long term. Market acceptance of the SilverHawk may be hindered if physicians are not presented with compelling data from long-term studies of the safety and efficacy of the SilverHawk compared against alternative procedures, such as angioplasty, stenting or bypass grafting. We recently announced plans to conduct a study comparing treatment with the SilverHawk to bypass grafting, but it will be more than a year before initial data is available from that study and several years until the study is concluded and final data is available. In addition, demand for the SilverHawk may decline or may not increase as quickly as we expect. Failure of the SilverHawk to significantly penetrate current or new markets would negatively impact our business, financial condition and results of operations.

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

Our TALON registry may produce limited subset data regarding restenosis and patency rates, but such an evaluation is not mandated by the registry protocol. Another important factor that physicians will consider is the rate of reintervention, or retreatment, following the SilverHawk procedure. In data presented in October 2005, we announced consistent reintervention data on a much larger group of patients from the TALON registry. Patients are no longer being enrolled in the registry. We cannot provide any assurance that the data from the registry will be compelling to the medical community, because it may not be scientifically meaningful and may not demonstrate that the SilverHawk is an attractive procedure when compared against data from alternative procedures. In addition, the long-term effects of the SilverHawk procedure are not known.

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

Our success largely depends on the skills, experience and efforts of our officers and other key employees. Any of our officers and other key employees may terminate their employment at any time. In December 2005 our president and chief executive officer retired from our company. Since then, our vice president of sales and vice president of marketing have resigned. In addition, we decided to replace our chief operating officer. The further loss of any of our senior management team could harm our business. Our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We may not be able to meet our future hiring needs or retain existing personnel. We will face particularly significant challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees. Failure to attract and retain personnel, particularly technical and sales and marketing personnel, would harm our ability to compete effectively and grow our business. The announcement of the loss of one of our key employees could further negatively affect our stock price.

We have a limited history of operations and a history of net losses that may prevent us from sustaining profitability.

We have a limited history of operations upon which you can evaluate our business. In particular, we incurred net losses of $14.1 million in the six months ended June 30, 2006 and $11.6 million in 2005. As of June 30, 2006, we had an accumulated deficit of $99.2 million. We commenced full commercial sales of the SilverHawk in January 2004, and our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price. In addition, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for the SilverHawk and devote resources to our sales and marketing programs and research and development activities. Our failure to sustain profitability would negatively impact the market price of our common stock.

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

The growth that we have experienced, and in the future may experience, presents challenges to our company requiring us to rapidly expand our organization. Expansion in our organization may result in less experienced people producing and selling our product, which could result in unanticipated costs and disruptions to our operations. If we cannot scale and manage our business appropriately, our anticipated growth may be impaired and our financial results will suffer.

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

We compete against very large and well-known stent and angioplasty device manufacturers, including Abbott Laboratories, Boston Scientific, Cook, Johnson & Johnson and Medtronic. We also compete against smaller manufacturers, including, among others: ev3, a manufacturer of peripheral vascular stents and angioplasty devices; Spectranetics, a manufacturer of excimer lasers for the treatment of coronary artery disease and PAD; W. L. Gore, (Medical Products Division), a manufacturer of endoprostheses stent-grafts, and Angioscore, a manufacturer of angioplasty devices. There are also several other companies that provide products used by surgeons in peripheral bypass procedures. Other competitors include pharmaceutical companies that manufacture drugs for the treatment of mild to moderate PAD. Many of our competitors have significantly greater financial and human capital resources than we do and have established reputations, as well as worldwide distribution channels that are more effective than ours. Competition with these companies could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

We do not currently have a vice president of research and development and rely significantly on our chief executive officer for guidance and direction regarding the development of new products and improvements to existing products. We may choose to acquire complementary products and technologies to augment the number of our product offerings and add to the diversity of the SilverHawk system. Any acquisitions that we make may divert management’s attention from our core programs and may consume necessary resources without generating significant additional revenue.

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

We are aware of patents held by Boston Scientific that may be asserted against us in litigation that could be costly and could limit our ability to sell the SilverHawk.

We are aware of patent families related to catheter positioning and atherectomy, or plaque removal, owned or licensed by Boston Scientific. With regard to atherectomy patents, one of our founders, Dr. John Simpson, founded a company prior to founding our company that developed an atherectomy device that is currently sold by Boston Scientific, and he is a listed inventor on several patents covering that device. Boston Scientific’s device is currently marketed and sold for use in coronary arteries. We are not currently aware of any claims Boston Scientific has made or intends to make against us. Because of a doctrine known as “assignor estoppel,” if any of Dr. Simpson’s earlier patents are asserted against us by Boston Scientific, we may be prevented from asserting an invalidity defense regarding those patents, and our defense may be compromised. Boston Scientific has significantly greater financial resources than we do to pursue patent litigation and can assert these patent families against us at any time. Adverse determinations in such litigation could prevent us from manufacturing or selling the SilverHawk, which would have a significant adverse impact on our business.

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

The Merck Collaboration Agreement may be terminated by Merck at any time in its sole discretion. Additionally, even if extended beyond the initial one year term, the payments may be reduced if we do not meet certain milestones or if Merck elects to waive its exclusivity rights. As a result, any additional payments for our services to Merck pursuant to the Merck Collaboration Agreement may be reduced or eliminated. Also, the additional revenue from Merck for milestone payments based on the progress of clinical development of certain pharmaceutical and diagnostic products arising from work under the research collaboration, as well as royalties on sales of any such products, are substantially or entirely based on Merck’s efforts under this Agreement. The development of Merck’s drug therapies from our collaboration are long-term projects with significant research, clinical, development, and execution risks. As a result, the achievement of the milestones and any sales of a product may not happen for many years, or may not happen at all.

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

We are also subject to medical device reporting regulations that require us to report to the FDA if our product causes or contributes to a death or serious injury or if a malfunction, were it to occur, might cause or contribute to a death or serious injury. For the second quarter of 2006, the FDA has received eight medical device reports associated with procedures where the SilverHawk was used. These filings included two deaths, one procedurally-related (no device failure) that resulted in post-procedure death due to septic shock stemming from pre-existing gangrene and one in which surgery was performed to remove a detached nosecone that was later determined to be located in the sheath and not the patient. The patient died five days later due to unrelated cardiac issues. The remaining filings were comprised of one due to the placement of a covered stent to treat a fistula caused during the retraction of a device into a damaged sheath, two filings due to two devices used in the same case that resulted in surgery to clear an occlusion that resulted from either procedure or device-related emboli, one due to intervention to remove emboli after treatment of a chronic total occlusion, one due to emboli from a damaged tip, and one due to a cut-down procedure being required to repair a perforation in an artery in the foot.

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

Our manufacturing processes and those of our suppliers are required to comply with the FDA’s Quality System Regulation, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of the SilverHawk. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. We were inspected by the FDA in June 2006, and four observations were noted. We are in the process of submitting documentation to address said observations. If these corrective action are not accepted or if we fail a Quality System inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse Quality System inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenue to decline.

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

Currently, the SilverHawk procedure is typically reimbursed by third-party payors, including Medicare, Medicaid, and private healthcare insurance companies, under existing atherectomy procedure codes. These payors may adversely change their coverage and reimbursement policies, as well as payment amounts. In April 2006, the Centers for Medicare & Medicaid Services, or CMS, released for public comment a recommendation that the three in-patient reimbursement codes most frequently used with the SilverHawk procedure, DRGs 479, 553 and 554, be reduced for the 2007 fiscal year by 9%, 6% and 3%, respectively. Also, healthcare reform legislation or regulation may be proposed or enacted in the future, which may adversely affect such policies and amounts. We cannot predict whether and to what extent existing coverage and reimbursement will continue to be available. If physicians, hospitals and other providers are unable to obtain adequate coverage and reimbursement for the SilverHawk procedure, they are less likely to use it and our business would be adversely impacted.

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

As of July 17, 2006, our directors, officers, and affiliates each holding more than 5% of our common stock collectively will control approximately 26% our outstanding common stock, assuming the exercise of all options held by such persons. As a result, these stockholders, if they act together, would be able to exercise significant control over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an annual meeting on June 28, 2006 at our corporate headquarters in Redwood City, California. The first item of business was the election of one Class II director. The nominee elected was Jeffrey B. Child. The nominee was elected by a majority of votes present at the meeting as follows:

Name	Votes For	Votes Withheld
Jeffrey B. Child	21,689,386	183,782

The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2006 was ratified with 21,767,256 votes in favor, 97,077 against and 8,835 abstentions.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

3.2*	Amended and Restated Certificate of Incorporation.

3.4*	Bylaws.

4.2*	Amended and Restated Specimen Common Stock certificate.

10.1*	Form of Indemnification Agreement for directors and executive officers.

10.2*	1997 Stock Plan.

10.3*	2004 Equity Incentive Plan.

10.4*	2004 Employee Stock Purchase Plan.

10.6*	Amended and Restated Investors’ Rights Agreement, dated February 24, 2004, by and among the Registrant and certain stockholders.

10.7*	First Amendment to Amended and Restated Investors’ Rights Agreement, dated May 21, 2004, by and among the Registrant and certain stockholders.

10.10*	Office Building Lease, dated May 3, 2004, by and between the Registrant and Woodside Technology Center, LLC for office space located at 740 Bay Road, Redwood City, California.

10.11†*	Master License Agreement dated August 24, 1999, by and between the Registrant and Surmodics, Inc., as amended.

10.13*	Second Amendment to Amended and Restated Investors’ Rights Agreement, dated October 25, 2004, by and among the Registrant and certain stockholders.

10.14†**	Supplier Agreement between the Registrant and Norman Noble, Inc. dated March 25, 2005.

10.15†***	Collaboration and License Agreement between the Registrant and Merck & Co. Inc. dated September 14, 2005.

10.16(A)****	Separation Agreement and Release dated January 3, 2006 by and between FoxHollow Technologies, Inc. and Robert W. Thomas.

10.16(B)*****	Time-Sharing Agreement dated September 1, 2005, by and between the Registrant and JBS Consulting LLC.

10.17*****	Reimbursement Agreement dated September 1, 2006, by the Registrant, John B. Simpson and JBS Consulting, LLC.

10.18*****	Office Building Lease, dated November 1, 2005 by and between the Registrant and Brittania Hacienda VIII LLC for office space located at 2081 Stierlin Court, Mountain View, California.

10.20******	Original Equipment Manufacturing Agreement dated May 4, 2006 between the Registrant and Cook Medical.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-118191), which was declared effective on October 27, 2004.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.
**	Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2005 filed on May 13, 2005.
***	Incorporated by reference from our Form 10-Q for the quarter ended September 30, 2005 filed on November 1, 2005.
****	Incorporated by reference from our Form 8-K filed on January 9, 2006.
*****	Incorporated by reference from our Form 10-K filed on March 7, 2006.
******	Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2006 filed on May 9, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FoxHollow Technologies, Inc.

Date: August 9, 2006	By:	/s/ John B. Simpson
John B. Simpson Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2006	By:	/s/ Matthew B. Ferguson
Matthew B. Ferguson Chief Financial Officer (Principal Accounting and Financial Officer)