Form 10-Q
period 2006-09-30
FOXHOLLOW TECHNOLOGIES, INC.
filed 2006-11-09
CIK 1217688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Shares Outstanding at November 6, 2006
Common Stock, $0.001 par value	25,901,301

FOXHOLLOW TECHNOLOGIES, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$37,179	$24,249
Short-term investments	19,097	35,666
Accounts receivable, net of allowance for doubtful accounts of $1,156 at September 30, 2006 and $1,002 at December 31, 2005	27,029	21,831
Research collaboration receivable	4,100	—
Inventories	13,122	15,607
Prepaid expenses and other current assets	2,455	1,846

Total current assets	102,982	99,199

Property and equipment, net	8,737	8,442
Intangibles, net	12,511	—
Goodwill	19,181	—
Other assets	1,103	564

Total assets	$144,514	$108,205

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,153	$7,072
Accrued liabilities	14,647	11,163
Deferred revenue	4,100	6,206

Total liabilities	27,900	24,441

Commitments and Contingencies (Note 15)

Stockholders’ equity:
Common stock: $0.001 par value per share	26	24
Additional paid-in capital	211,481	178,011
Deferred stock-based compensation	(2,401)	(9,066)
Other comprehensive loss	(8)	(99)
Accumulated deficit	(92,484)	(85,106)

Total stockholders’ equity	116,614	83,764

Total liabilities and stockholders’ equity	$144,514	$108,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Product	$49,826	$35,645	$142,360	$85,847
Research collaboration	3,926	431	6,206	431

Net revenue	53,752	36,076	148,566	86,278

Costs and expenses:
Product (includes $360, $126, $1,004 and $425 in stock-based compensation expense for the three and nine month periods ended September 30, 2006 and 2005)	10,225	9,821	31,960	27,575
Research collaboration	890	—	2,718	—
Research and development (includes $693, $197, $1,767 and $924 in stock-based compensation expense for the three and nine month periods ended September 30, 2006 and 2005)	5,660	2,759	14,569	7,681
Selling, general and administrative (includes $1,885, $1,872, $17,850, and $4,488 in stock-based compensation expense for the three and nine month periods ended September 30, 2006 and 2005)	31,095	25,419	108,833	63,811
Amortization of purchased intangible assets	79	—	79	—

Total costs and expenses	47,949	37,999	158,159	99,067

Income (loss) from operations	5,803	(1,923)	(9,593)	(12,789)

Interest and other income and expense, net	925	437	2,215	1,338

Net income (loss)	$6,728	$(1,486)	$(7,378)	$(11,451)

Net income (loss) per common share:
Basic	$0.27	$(0.06)	$(0.30)	$(0.50)

Diluted	$0.26	$(0.06)	$(0.30)	$(0.50)

Weighted-average number of shares used in per common share calculations:
Basic	25,236	23,189	24,799	22,748

Diluted	25,803	23,189	24,799	22,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(7,378)	$(11,451)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (gain) on disposal of property and equipment	4	(33)
Allowance for doubtful accounts	167	586
Depreciation and amortization	3,439	2,147
Amortization of deferred stock-based compensation	1,817	3,544
Stock-based compensation expense	18,804	2,293
Provision for excess and obsolete inventories	1,891	810
Changes in operating assets and liabilities, net of the effect of acquisition:
Accounts receivable	(5,025)	(11,269)
Research collaboration receivable	(4,100)	—
Inventories	1,033	(7,796)
Prepaid expenses and other current assets	(509)	(1,111)
Other assets	(507)	(3)
Accounts payable	748	4,179
Accrued liabilities	2,955	5,811
Deferred revenue	(2,106)	8,569

Net cash provided by (used in) operating activities	11,233	(3,724)

Cash flows from investing activities:
Acquisition of property and equipment	(3,454)	(6,749)
Proceeds from disposal of property and equipment	2	158
Sales or maturities of investments	44,217	40,931
Purchases of investments	(27,557)	(33,369)
Acquisition of business, net of cash acquired	(18,600)	—

Net cash provided by (used in) investing activities	(5,392)	971

Cash flows from financing activities:
Proceeds from exercise of options to purchase common stock	3,470	859
Repurchase of common stock	—	(20)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	3,619	1,609

Net cash provided by financing activities	7,089	2,448

Net increase (decrease) in cash and cash equivalents	12,930	(305)

Cash and cash equivalents, beginning of period	24,249	27,506

Cash and cash equivalents, end of period	$37,179	$27,201

Supplemental disclosure of noncash investing and financing activities:
Changes in net unrealized gains/(losses) on investments	$91	$(68)
Reversal of deferred stock-based compensation	(4,848)	(350)
Vesting of restricted stock	139	326
Acquisition of Kerberos Proximal Solutions, Inc. (Note 4)	12,288	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOXHOLLOW TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Organization and Basis of Presentation:

Organization

FoxHollow Technologies, Inc. (the “Company”) designs, develops, manufactures and sells medical devices primarily for the treatment of peripheral artery disease, or PAD, and other cardiovascular disease. The Company also performs analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression and new therapies for atherosclerotic disease.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any future period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 7, 2006, as amended on March 10, 2006. Certain items in the prior period’s financial statements have been reclassified to conform to the current period’s format.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

NOTE 2—Significant Accounting Policy Update:

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards or SFAS No. 123 (R), Share-Based Payment (revised 2004), using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan. The Company’s financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2006 include compensation expense for share-based payment awards granted subsequent to October 28, 2004, the date of the Company’s initial public offering, but not yet vested as of, December 31, 2005 based on the fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123.

Revenue Recognition

The Company recognizes product revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; title has transferred; the fee is fixed and determinable; and collectibility is reasonably assured. Transfer of title and risk of ownership generally occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. The Company does not offer any rights of return for product sales to direct and indirect customers.

On September 14, 2005, the Company entered into a Collaboration and License agreement (the “Merck Collaboration Agreement”) with Merck & Co., Inc. (“Merck”) pursuant to which the Company and Merck agreed to collaborate on the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers of atherosclerotic disease progression. The Company has recognized revenue related to the Merck Collaboration Agreement in accordance with Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Accounting for Revenue Arrangements with Multiple Deliverables. The Merck Collaboration Agreement provided for an initial payment of $9.0 million which covered costs associated with the Company’s responsibilities and for the rights granted to Merck during the initial year of the research collaboration. The initial payment was classified as deferred revenue and the Company has recognized revenue as it fulfilled its obligations and delivered tissue samples under the Merck Collaboration Agreement. On September 15, 2006, the Merck Collaboration Agreement terminated and the Company recognized the remaining deferred revenue balance as all obligations under the agreement were complete.

On September 26, 2006, the Company entered into an Amended and Restated Collaboration and License Agreement (the “Amended Merck Collaboration Agreement”) as well as a Stock Purchase Agreement (the “Stock Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Merck which will become effective subject to customary closing conditions and clearance under the Hart-Scott-Rodino Anti-Trust Improvements Act. The Company will recognize revenue related to the Amended Merck Collaboration Agreement in accordance with EITF 00-21 under which management has determined that obligations in the agreement do not meet the requirements for separate units of accounting and therefore will be combined into a single unit of accounting and all payments will be considered as a whole. The Company will recognize revenue on the minimum payments, adjusted for any discount or premium calculated on the $95.0 million investment, on a straight-line basis over the estimated term of the agreement, or four years, beginning when the Amended Merck Collaboration Agreement becomes effective. Revenue recognized under the agreement will be limited to cash received and will be adjusted on a prospective basis for amounts received in excess of the total estimated minimum payments due under the agreements.

Goodwill and Other Intangible Assets.

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, whereby goodwill is no longer amortized, but instead is subject to impairment reviews performed periodically during each fiscal year. The Company reviews the carrying amount of goodwill and other intangible assets whenever events and circumstances indicate that the carrying amount of the goodwill or other intangible assets may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that goodwill or other intangible assets will not be fully recoverable, based upon discounted estimated cash flows, the carrying value will be reduced to its estimated fair market value. Estimated fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The Company is amortizing its acquired intangible assets on a straight line basis over their estimated useful lives, or six to eight years.

NOTE 3—Accounting for Stock-Based Compensation:

In connection with the adoption of SFAS 123(R), the Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option valuation model using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock Options:
Expected volatility	47%	75%	45%-47%	75%
Risk free interest rate	4.57%	3.87%-4.28%	4.57%-5.15%	3.71%-4.28%
Dividend yield	0%	0%	0%	0%
Expected life	4.5	4.0 years	4.5 years-4.7 years	4.0 years
Weighted average fair value of stock options granted	$12.59	$26.92	$13.28	$18.91

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
ESPP:
Expected volatility	62%	75%	45%-81%	75%
Risk free interest rate	4.53%	3.88%	4.35%-5.29%	3.34%-3.88%
Dividend yield	0%	0%	0%	0%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Weighed average fair value of ESPP purchase rights	$9.64	$16.34	$9.78	$11.58

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the observed and expected time to post-vesting exercise and post-vesting cancellations of options by employees. Upon the adoption of SFAS 123(R), the Company used a combination of historical and peer group volatility for a blended volatility in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107. Prior to January 1, 2006, the Company used the average volatility of a peer group. The selection of the blended volatility approach was based upon the Company’s assessment that blended volatility is more representative of future stock price trends than just using historical or peer group volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

The stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123(R) for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The effect of recording stock-based compensation expense for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock-based compensation expense by type of award:
Amortization of deferred stock-based compensation	$502	$1,171	$1,817	$3,544
Employee stock options & employee stock purchases	2,239	—	6,834	—
Non-employees	197	1,024	591	2,293
Former chief executive officer’s retirement	—	—	11,379	—

Total stock-based compensation expense	$2,938	$2,195	$20,621	$5,837

Effect on income (loss) per common share
Basic	$0.12	$0.09	$0.83	$0.26

Diluted	$0.11	$0.09	$0.83	$0.26

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

The Company continues to amortize deferred stock-based compensation on a straight-line basis over the vesting period for shares issued prior to the initial public offering. At September 30, 2006, the balance of deferred stock-based compensation was $2.4 million. The remaining balance of deferred employee stock-based compensation will be amortized in future years as follows assuming no cancellations of the related stock options: $0.5 million for the remainder of 2006, $1.5 million in 2007, and $0.4 million in 2008. The Company recognized compensation expense for all stock-based awards that were issued subsequent to the initial public offering at fair value on the date of grant.

As of September 30, 2006, the total unamortized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans and stock purchase plan subsequent to the initial public offering was approximately $26.0 million net of forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted average requisite service period of approximately 3.2 years.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123(R) and Emerging Issues Task Force or EITF Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods, or Services, which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation expense is being recognized over the vesting periods of the related options.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(1,486)	$(11,451)
Deduct: Total employee stock-based compensation determined under fair value method	(3,528)	(6,880)

Pro forma net loss	$(5,014)	$(18,331)

Net loss per common share, basic and diluted:
As reported	$(0.06)	$(0.50)

Pro forma	$(0.22)	$(0.81)

Disclosures for the three and nine months ended September 30, 2006 are not presented because stock-based employee compensation was accounted for under SFAS 123(R)’s fair value method during this period. Additionally, the stock-based employee compensation determined under the fair value method for the three and nine months ended September 30, 2005 has been adjusted to exclude the effect of the options granted prior to the Company’s initial public offering in October 2004, as those options were valued for pro forma disclosure purposes using the minimum value method.

NOTE 4—Acquisitions:

Kerberos Proximal Solutions, Inc.

The Company accounts for business combinations using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Purchase accounting requires extensive accounting estimates and judgments to allocate the purchase price between in-process research and development, other identifiable intangible assets, tangible assets and liabilities, and goodwill. To assist in determining the value of any in-process research and development and certain other intangibles, a third party valuation is typically obtained as of the acquisition date. The amount of the purchase price allocated to purchased in-process research and development and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with standard valuation methods.

On September 12, 2006, the Company completed its acquisition of 100% of the outstanding stock of Kerberos Proximal Solutions, Inc. (“Kerberos”). Kerberos was a privately-held company that develops and sells innovative medical devices for the removal of thrombus, or blood clots, from occluded arteries. In connection with the acquisition, the Company issued 389,653 shares of its common stock with a fair market value of approximately $12.3 million and paid approximately $18.6 million in cash and $1.5 million in acquisition-related transaction fees and expenses for a total purchase price of approximately $32.4 million. The number of shares of common stock issued as initial closing consideration was determined using the average closing price of the Company’s common stock for the ten consecutive day trading period ending on September 12, 2006. The fair market value of the common stock issued was determined based on the average closing price of the Company’s stock for the two days before and two days after August 28, 2006, the date that the terms of the acquisition were agreed to and announced.

In addition to the initial closing payment, the Company may be obligated to make additional earnout payments contingent on the sales of Kerberos’ products. The earnout payments would be made in the fourth quarters of 2008 and 2009 in an amount equal to 2 1/2 times sales for the periods from September 1, 2007 to August 31, 2008 and from September 1, 2008 to August 31, 2009, less the value of all prior payments made by the Company in connection with the acquisition. Such earnout payments are capped at $117.0 million.

The Kerberos acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values.

The basis of the acquired goodwill, which is not deductible for tax purposes, is the market strength of Kerberos’ existing technology and its existing customer relationships. No in-process research and development was included in the acquisition price of Kerberos.

The results of operations of Kerberos have been included in the accompanying condensed consolidated financial statements from the date of the acquisition and all intercompany balances have been eliminated upon consolidation. The total estimated cost of the Kerberos acquisition is as follows (in thousands):

FoxHollow common stock issued		$12,288
Cash		18,608
Direct transaction costs		1,524

Total purchase price		$32,420

Assets and liabilities acquired/assumed
Cash and cash equivalents	$468
Accounts receivable	340
Inventories	439
Prepaid expenses and other current assets	133
Property and equipment	207
Accounts payable	(269)
Accrued liabilities	(669)

Net assets acquired		649

Intangible assets
Existing technology	12,400
Customer relationships	190

Total intangible assets acquired		12,590

Goodwill		19,181

Total		$32,420

The following unaudited pro forma information assumes the Kerberos acquisition was effective as of the beginning of each year. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the Kerberos acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the three months and nine months ended September 30, 2006 and 2005 are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue	$54,287	$36,377	$150,264	$86,679

Net income (loss)	$3,823	$(2,314)	$(15,525)	$(17,620)

Net income (loss) per common share:
Basic	$0.15	$(0.10)	$(0.62)	$(0.76)

Diluted	$0.15	$(0.10)	$(0.62)	$(0.76)

The unaudited pro forma information for the three and nine months ended September 30, 2006 and 2005 reflects $395,000 and $1.2 million in amortization of the purchased intangible assets, for each three and nine month period, respectively. Purchased intangible assets are being amortized over a six to eight year period.

The unaudited proforma weighted average number of shares outstanding used for the computation of unaudited proforma basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 include the 389,653 shares issued to Kerberos stockholders in conjunction with the acquisition.

NOTE 5—Common Stock:

Each share of common stock has the right to one vote. The holders of common stock are entitled to dividends when funds are legally available and when declared by the Board of Directors.

2004 Employee Stock Purchase Plan

In July 2004, the Company adopted the 2004 Employee Stock Purchase Plan and made a total of 600,000 shares of common stock available for sale. In addition, the 2004 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the Plan on the first day of each fiscal year, beginning with the Company’s fiscal year 2005, equal to the lesser of: 2% of the outstanding shares of the Company’s common stock on the first day of the fiscal year; 1,000,000 shares; and such other amount as the Company’s Board of Directors may determine. In January 2006 an additional 483,752 shares were automatically reserved for issuance in 2006. All of the Company’s employees are eligible to participate if they are customarily employed by the Company or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year. However, an employee may not be granted an option to purchase stock if such employee: immediately after grant owns stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s capital stock, or whose rights to purchase stock under all of the Company’s employee stock purchase plans accrues at a rate that exceeds $25,000 worth of stock for each calendar year.

Offering periods generally start on the first trading day on or after May 1 and November 1 of each year. The Company’s 2004 Employee Stock Purchase Plan permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation which includes a participant’s base salary, wages, overtime pay, commissions, and other compensation remuneration paid directly to the employee. A participant may purchase a maximum of 5,000 shares during a six-month purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of the Company’s common stock at the end of each six-month purchase period. The price is 85% of the lower of the fair market value of the Company’s common stock at the beginning of an offering period or after a purchase period end. If the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be automatically re-enrolled in a new offering period. Participants may end their participation at any time during an offering period, and will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with the Company. The 2004 Employee Stock Purchase Plan will automatically terminate in 2024, unless the Company terminates it sooner. Through September 30, 2006, 472,699 shares have been issued in connection with the 2004 Employee Stock Purchase Plan.

NOTE 6— Stock Option Plans:

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

Activity under our stock option plans are as follows:

	Shares Available For Grant	Outstanding Options
		Number Of Shares	Range of Exercise Prices	Aggregate Price
Balances, December 31, 2005	61,306	4,055,484	$0.32-53.73	$50,330,000

Reservation of shares	1,209,380
Options granted	(1,617,525)	1,617,525	22.14-34.28	48,136,193
Options exercised	—	(1,271,222)	0.32-33.77	(3,600,721)
Options cancelled	896,259	(896,259)	0.32-51.75	(14,588,881)

Balances, September 30, 2006	549,420	3,505,528	$0.32-53.73	$80,276,591

The options outstanding and currently exercisable by exercise price at September 30, 2006 are as follows:

Options Outstanding				Options Exercisable			Options Vested
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Options Exercisable	Weighted- Average Exercise Price	Options Vested	Weighted- Average Exercise Price
$0.32	488,684	6.93	0.32	6.93	488,684	$0.32	135,629	$0.32
0.40	5,000	1.21	0.40	1.21	5,000	0.40	5,000	0.40
0.84	22,507	5.40	0.84	5.40	22,507	0.84	22,202	0.84
2.00	81,666	7.59	2.00	7.59	81,666	2.00	17,939	2.00
2.16	13,500	4.04	2.16	4.04	13,500	2.16	13,500	2.16
4.00	212,646	7.81	4.00	7.81	212,646	4.00	41,140	4.00
11.68	252,743	8.06	11.68	8.06	252,743	11.68	106,375	11.68
22.14-24.02	63,368	8.41	23.88	8.19	24,555	24.02	24,555	24.02
24.75-27.72	273,300	9.51	26.03	—	—	—	—	—
27.93	142,164	8.57	27.93	8.57	40,962	27.93	40,962	27.93
28.20-29.97	830,074	9.36	28.34	8.34	122,153	28.22	122,153	28.22
30.00-31.46	506,806	9.33	30.69	8.44	29,907	30.37	29,907	30.37
32.24-35.86	254,775	9.24	34.29	9.05	10,586	34.52	10,586	34.52
36.90-39.71	148,209	8.73	38.34	8.72	55,865	38.19	55,865	38.19
41.88-45.91	103,070	9.00	44.50	8.90	7,411	43.83	7,411	43.83
46.35-51.43	31,100	8.97	48.24	8.89	5,233	48.80	5,233	48.80
51.75-53.73	75,916	8.84	51.79	8.84	22,648	51.75	22,648	51.75

$0.32 - 53.73	3,505,528	8.63	22.90	7.59	1,396,066	$10.40	661,105	$17.96

On May 3, 2004, the board of directors approved a resolution that allows for the early exercise of all previously granted options and all options to be granted in the future under the Company’s 1997 Stock Plan. Under the terms of this amendment, option holders, upon early exercise, must sign a restricted stock purchase agreement that gives the Company the right to repurchase any unvested shares, at the original exercise price, in the event the optionees’ employment terminates for any reason. The right to exercise options before they are vested does not change existing vesting schedules in any way and the early-exercised options may not be sold or transferred before they vest. The repurchase right lapses over time as the shares vest at the same rate as the original option vesting schedule. At September 30, 2006, a total of 142,739 shares of common stock at an aggregate price of $166,000 were subject to repurchase. As such, in accordance with FASB Interpretations No. 44, or FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, the unvested shares as of September 30, 2006 are not considered issued for accounting purposes and the options are deemed not to be exercised until the options vest. These options have therefore been excluded from the number of options exercised as of September 30, 2006 and related balances have been classified as accrued liabilities.

The weighted-average grant-date fair value of options granted to employees during the nine months ended September 30, 2006 was $13.28 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $27.2 million. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 was $28.1 million and $22.3 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock and the exercise price of shares. The market value of the Company’s common stock as of September 30, 2006 was $34.19 as reported by NASDAQ.

NOTE 7—Net Income (Loss) Per Common Share:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$6,728	$(1,486)	$(7,378)	$(11,451)

Denominator:
Basic weighted-average common shares outstanding	25,382	23,646	25,037	23,305

Less: Weighted-average unvested common shares subject to repurchase	(146)	(457)	(238)	(557)

Weighted-average number of common shares outstanding used in computing basic net income (loss) per common share	25,236	23,189	24,799	22,748

Net effect of dilutive stock options based on the treasury stock method using average market price	567	—	—	—

Diluted weighted-average shares outstanding	25,803	23,189	24,799	22,748

The following outstanding stock options, common stock subject to repurchase and common stock issued under the employee stock purchase plan were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Options to purchase common stock	1,135	4,210	3,570	4,210

NOTE 8—Comprehensive Income (Loss):

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gain (loss) on investments represents the only component of other comprehensive loss that is excluded from the Company’s net income (loss).

NOTE 9—Investments:

Investments consisted of the following (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
At September 30, 2006
US Government securities (maturities less than one year)	$10,137	$—	$(8)	$10,129
Corporate bonds (maturities less than one year)	8,968	3	(3)	8,968

Total	$19,105	$3	$(11)	$19,097

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2005
US Government securities (maturities less than one year)	$17,685	$—	$(74)	$17,611
Corporate bonds (maturities less than one year)	18,080	—	(25)	18,055

Total	$35,765	$—	$(99)	$35,666

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the Condensed Consolidated Statements of Operations.

NOTE 10—Inventories:

Inventories consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$8,190	$9,808
Work in process	1,824	896
Finished goods	3,108	4,903

	$13,122	$15,607

NOTE 11—Warranties:

The Company maintains a warranty allowance for the estimated amount of replacement cost of all products which are found to be defective. The amount of allowance is based upon analyses of historical replacements as well as changes in design and reliability. Warranty costs are reflected in the Condensed Consolidated Statements of Operations as a component of product costs and expenses. A reconciliation of the changes in the Company’s warranty liability for the nine months ended September 30, 2006 and 2005 follows (in thousands):

	2006	2005
Balance at January 1	$217	$207
Add: Accruals for warranties	625	597
Less: Cost of replacements	(658)	(566)

Balance at September 30	$184	$238

NOTE 12—Goodwill and Intangible Assets:

The Company recorded approximately $19.2 million of goodwill and approximately $12.6 million of intangible assets in connection with the acquisition of Kerberos. The components of the Company’s intangible assets are as follows (in thousands):

	September 30, 2006			Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$12,400	$78	$12,322	8 years
Customer relationships	190	1	189	6 years

Total intangible assets	$12,590	$79	$12,511

Amortization expense for intangible assets for the three and nine months ended September 30, 2006 was $79,000. Based on the intangible asset balances at September 30, 2006, the Company expects to recognize amortization expense of $395,000 in the remaining three months of 2006, approximately $1.6 million for each year from 2007 to 2013, and approximately $1.1 million in 2014. There have been no changes to the carrying amount of goodwill.

NOTE 13—Deferred Revenue

In September 2005, the Company entered into the Merck Collaboration Agreement pursuant to which the Company and Merck agreed to collaborate on the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers of atherosclerotic disease progression. Certain payments made by Merck to the Company thereunder must be recognized as revenue on a deferred basis. Upon execution of the Merck Collaboration Agreement, the Company received an initial cash payment of $9.0 million to cover costs associated with the Company’s responsibilities and for the rights granted to Merck during the initial year of the research collaboration. On September 15, 2006, the Merck Collaboration Agreement terminated and all obligations under the agreement were completed. In connection with the termination of the Merck Collaboration Agreement, for the three months ended September 30, 2006, the Company recognized $3.9 million in research collaboration revenue which represented the remaining deferred revenue balance related to the $9.0 million initial cash payment received. On September 26, 2006, the Company entered into the Amended Merck Collaboration Agreement with Merck which will become effective subject to customary closing conditions and clearance under the Hart-Scott-Rodino Anti-Trust Improvements Act. In connection with these agreements, Merck agreed to provide the Company with a one-time payment of $4.1 million to cover additional costs incurred under the Merck Collaboration Agreement. The one-time payment has been accounted for as research collaboration receivable and deferred revenue at September 30, 2006 and will be recognized as research collaboration revenue, together with other estimated future payments to be received under the agreements, on a straight-line basis over the estimated term of the agreement, or four years, beginning when the Amended Merck Collaboration Agreement becomes effective.

NOTE 14—Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 or FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting this new standard.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company’s fiscal year 2006 annual financial statements. The Company does not expect the adoption of this standard to have an impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on its consolidated financial statements.

NOTE 15—Commitments and Contingencies

In July 2006 and August 2006, two separate shareholder class action complaints were filed against the Company and two of its officers in the U.S. District Court for the Northern District of California. The plaintiffs are seeking to represent a class of purchasers of the Company’s common stock from May 13, 2005 to January 26, 2006. The complaint generally alleges that false or misleading statements were made concerning the Company’s management and seeks unspecified monetary damages. Because the outcome of this litigation is undetermined and the Company cannot reasonably estimate the possible loss or range of loss which may arise from the litigation, the Company has not recorded an accrual for possible damages.

In July 2006, a shareholder derivative complaint was filed against the Company’s directors and certain of its officers in the Superior Court of the State of California, San Mateo County. The complaint is based on substantially similar facts and circumstances as the class action complaints and generally alleges that the named individuals breached their fiduciary duties to the Company. The complaint seeks unspecified monetary damages. Given the nature of derivative litigation, any recovery in a derivative suit would be to the benefit of the Company.

In August 2006, a shareholder derivative complaint was filed against the Company’s directors and certain of its officers in the United States District Court for the Northern District of California, San Jose division. The complaint is based on substantially similar facts and circumstances as the class action complaints and generally alleges that the named individuals breached their fiduciary duties to the Company. The complaint seeks unspecified monetary damages. Similar to the derivative litigation in the Superior Court, any recovery in this derivative suit would be to the benefit of the Company.

NOTE 16—Subsequent Events

On November 7, 2006, the Company entered into a lease assignment arrangement under which the Company has assigned the lease of its Mountain View, California facility to a third party. Concurrently and in connection with the lease assignment, the Company has entered into a new lease agreement with the same landlord for a facility located in Redwood City, California. The term of the new lease is ten years commencing on November 3, 2006 with two options to extend the term each for an additional five year period. The rental rates applicable during the initial term of the lease range from approximately $101,000 to $137,000 per month, commencing on or about March 1, 2007, plus taxes, insurance and operating expenses, commencing on or about February 1, 2007. In addition, the Company is entitled to $458,000 in tenant improvements paid by the landlord related to the new lease. Accommodation, brokerage and other transactional fees related to the lease assignment are expected to be approximately $3.5 million.

In connection with the Amended Merck Collaboration Agreement, on November 9, 2006 the Company issued 3,206,318 shares of its common stock to Merck. The shares were issued under the terms of the Stock Purchase Agreement and the Registration Rights Agreement at $29.629 per share for total proceeds of $95.0 million. In addition, the Amended Merck Collaboration Agreement became effective upon issuance of the shares to Merck.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes contained in Item 1 of this report to provide an understanding of our results of operations, financial condition, and changes in financial condition. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, plans for growth and future operations, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Factors Affecting Future Operating Results.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. MD&A is organized as follows:

•	Company description. This section provides a general description and history of our business, including details regarding our organization and customer base and capsule financial information regarding our results of operations.

•	Results of operations. This section provides our analysis and outlook for the significant line items on our condensed consolidated statements of operations.

•	Stock-based compensation. This section provides the method and financial reporting of our accounting for stock options granted to employees and to non-employees.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2006.

•	Recent accounting pronouncements. This section describes the issuance and effects of new accounting pronouncements.

•	Critical accounting policies and estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations and require us to exercise subjective or complex judgments in their application.

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

From our inception in 1996 until July 2003, our operations consisted primarily of start-up activities, including developing the SilverHawk, recruiting personnel and raising capital. We received clearance from the FDA to market the SilverHawk for treatment of atherosclerosis in the peripheral vasculature in June 2003. In July 2003, we began to build our U.S. direct sales organization and initiated sales of the SilverHawk to several large medical centers in the United States. In January 2004, we commenced full commercial introduction of the SilverHawk in the United States. The SilverHawk is not approved in the United States for use in the coronary or carotid arteries. We received our CE Mark to market the SilverHawk for coronary applications in October 2002 and for peripheral applications in May 2003. We began commercial sales in Europe in November 2002. To date, our sales outside of the United States have been limited and we expect for the foreseeable future to rely on third-party distributors to sell our products internationally.

We market the SilverHawk through our direct sales force in the United States primarily to interventional cardiologists, as well as to vascular surgeons and interventional radiologists. We sell the SilverHawk to over 1,100 current hospital customers in the United States. No single customer accounted for more than 5% of our net revenue from product sales in the three and nine months ended September 30, 2006. Reimbursement claims for the SilverHawk procedure are typically submitted by the hospital and physician to Medicare or other third-party payors using established billing codes for atherectomy procedures. We are engaged in several research and development activities to create modifications to our

SilverHawk device, including: a method for addressing calcified lesions, improvements in the capacity of the nosecone to collect plaque, and on-board real-time imaging. We can provide no assurance that we will bring these product modifications to market and may choose to discontinue any of these projects at any time.

We manufacture the SilverHawk with parts manufactured in-house and components supplied by vendors, which we then assemble, test and package. We offer nine different SilverHawk catheters of various diameters and tip lengths to accommodate differing artery sizes and amounts of plaque.

In September 2005, we entered into a collaboration agreement with Merck (the “Merck Collaboration Agreement”) through which we collaborated with them on the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression. In connection with the Merck Collaboration Agreement, we received $9.0 million for the first year of collaboration and exclusivity. In September 2006, the Merck Collaboration agreement terminated at the end of its one-year term and we entered into an Amended and Restated Collaboration and License Agreement (the “Amended Merck Collaboration Agreement”) as well as a Stock Purchase Agreement and a Registration Rights Agreement with Merck which will become effective subject to customary closing conditions and clearance under the Hart-Scott-Rodino Anti-Trust Improvements Act. In addition, Merck agreed to provide us with a one-time payment of $4.1 million to cover additional costs incurred under the Merck Collaboration Agreement. Under the terms of the Amended Collaboration Agreement we will receive $40.0 million over four years in exchange for our agreement to collaborate exclusively with Merck in specified disease areas. If Merck extends the collaboration program beyond this period, to continue the exclusive collaboration arrangement, Merck would pay $10.0 million per year, which may be offset by potential royalty and milestone obligations. Merck will also provide a minimum of $60.0 million in funding to us over the first three years of the four year collaboration program term, for research activities to be conducted by us under Merck’s direction, including removal of atherosclerotic plaque from patient arteries for analysis, conduct of clinical trials and drug profiling by Merck. We will receive milestone payments on successful development of drug products or diagnostic tests utilizing results from the collaboration, as well as royalties on sales by Merck of drugs and diagnostic products developed through the collaboration. In addition, we will receive $95.0 million from Merck for the purchase of approximately 11% of our Company’s stock.

Pursuant to an acquisition completed in September 2006, we have one wholly-owned subsidiary, Kerberos Proximal Solutions, Inc., which manufactures and sells innovative medical devices for the removal of thrombus, or blood clots, from occluded arteries. In connection with the acquisition we issued 389,653 shares of common stock with a fair market value of approximately $12.3 million and paid approximately $18.6 million in cash and $1.5 million in acquisition-related transaction fees and expenses for a total purchase price of approximately $32.4 million. Pursuant to the terms of the acquisition, we may be required to make certain earnout payments which are capped at $117.0 million.

For the nine months ended September 30, 2006, we generated net revenue of $148.6 million and a net loss of $7.4 million and as of September 30, 2006, our accumulated deficit was $92.5 million. As of September 30, 2006, our cash, cash equivalents and investment balances totaled $56.3 million.

Results of Operations

Three Months Ended September 30, 2006 and September 30, 2005

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net revenue:

	Three Months Ended September 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue
Revenue:
Product	$49,826	93%	$35,645	99%
Research collaboration	3,926	7%	431	1%

Net revenue	53,752	100%	36,076	100%

Costs and expenses:
Product (includes $360 and $126 in stock-based compensation expense for the three months ended September 30, 2006 and 2005, respectively)	10,225	19%	9,821	27%
Research collaboration	890	2%	—	0%
Research and development (includes $693 and $197 in stock-based compensation expense for the three months ended September 30, 2006 and 2005, respectively)	5,660	11%	2,759	8%
Selling, general and administrative (includes $1,885 and $1,872 in stock-based compensation expense for the three months ended September 30, 2006 and 2005, respectively)	31,095	57%	25,419	70%
Amortization of purchased intangible assets	79	0%	—	0%

Total costs and expenses	47,949	89%	37,999	105%

Income (loss) from operations	5,803	11%	(1,923)	-5%

Interest and other income and expense, net	925	2%	437	1%

Net income (loss)	$6,728	13%	$(1,486)	-4%

Revenue:

Our revenue consists of two components: product and research collaboration.

Product. Product revenue is primarily derived from sales of the SilverHawk Plaque Excision System. Product revenue was $49.8 million for the three months ended September 30, 2006 as compared to $35.6 million for the three months ended September 30, 2005. The increase of $14.2 million was attributable to an increase in the number of SilverHawk devices sold as well as a 3.0% increase in the average sales price per unit. The increase in the number of devices sold is primarily attributable to an increase in the number of hospital customers purchasing our devices and more devices purchased per customer as we have expanded our sales force. We expect our product revenue to increase as we continue to increase penetration of existing customer accounts, penetrate new customer accounts, offer additional products, and enter new international geographies.

Research collaboration. Research collaboration revenue is derived from the Merck Collaboration Agreement. Research collaboration revenue was $3.9 million for the three months ended September 30, 2006 as compared to $431,000 for the three months ended September 30, 2005. The $3.9 million of revenue was recognized in connection with the completion of our obligations under the Merck Collaboration Agreement which terminated on September 15, 2006. On September 26, 2006 we entered into the Amended Merck Collaboration Agreement which will become effective subject to customary closing conditions and clearance under the Hart-Scott-Rodino Anti-Trust Improvements Act. We will begin to recognize research collaboration revenue under the Amended Merck Collaboration Agreement when it becomes effective. We expect our research collaboration revenue to increase in future quarters as we expand our efforts under the Amended Merck Collaboration Agreement.

Costs and Expenses:

Our costs and expenses consist of five components: product; research collaboration; research and development; selling, general and administrative; and amortization of purchased intangible assets.

Product. Product cost consists primarily of material, labor and overhead costs. Product costs were $10.2 million for the three months ended September 30, 2006 as compared to $9.8 million for the three months ended September 30, 2005. The increase was primarily attributable to the increase in the number of SilverHawk devices sold. As a percentage of product revenue, product costs were 21% in the three months ended September 30, 2006 as compared to 28% in the three months ended September 30, 2005. Primary factors that contributed to the decrease in product costs as a percentage of product revenue included an increase in the average sales price per unit, continued improvements related to the absorption of manufacturing overhead costs associated with increased production volumes, efficiencies related to the purchasing of supplies and materials, and improved labor and manufacturing efficiencies. We expect product costs will increase in absolute dollars but will remain relatively constant as a percentage of product revenue.

Research Collaboration. Research collaboration expenses consist of costs associated with procurement and delivery of tissue samples and costs of research activities conducted by us under Merck’s direction. Research collaboration expenses were $890,000 for the three months ended September 30, 2006 as compared to $0 for the three months ended September 30, 2005. We expect that research collaboration expenses will increase in absolute dollars as we continue to expand our efforts to collaborate on the analysis of atherosclerotic plaque removed from patient arteries.

Research and Development. Research and development expenses consist primarily of costs associated with personnel, materials, and clinical studies within our product development, regulatory and clinical organizations. Research and development expenses were $5.7 million for the three months ended September 30, 2006 as compared to $2.8 million for the three months ended September 30, 2005. The increase was primarily attributable to a $1.8 million increase in personnel related costs, a $535,000 increase in materials and services used in product development, and a $496,000 increase in stock-based compensation. As a percentage of net revenue, research and development expenses were 11% in the three months ended September 30, 2006 as compared to 8% for the three months ended September 30, 2005. We expect research and development expenses to increase in absolute terms as we explore new technologies and commence new clinical trials and to remain relatively constant as a percentage of net revenue.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of costs for sales, marketing and administrative personnel, and costs associated with participation in medical conferences, physician symposia and promotional activities. Selling, general and administrative expenses were $31.1 million for the three months ended September 30, 2006 as compared to $25.4 million for the three months ended September 30, 2005. The increase was primarily attributable to a $5.9 million increase in personnel costs related to additional hiring of sales, marketing, and administrative personnel and sales commissions paid and a $357,000 increase in marketing and promotional activities, offset by a $314,000 decrease in bad debt expense, and a $330,000 decrease in consultant expenses. As a percentage of net revenue, selling, general and administrative expenses in the three months ended September 30, 2006 were 57% as compared to 70% for the three months ended September 30, 2005. We expect selling, general and administrative expenses to increase in absolute terms as we expand our sales and marketing efforts and incur additional administrative costs, but to decrease as a percentage of net revenue as we leverage our existing selling, general and administrative infrastructure.

Amortization of purchased intangible assets. Amortization of purchased intangible assets was $79,000 for the three months ended September 30, 2006 as compared to $0 for the three months ended September 30, 2005. The increase in amortization was attributable to the intangible assets purchased in the Kerberos acquisition.

Interest and Other Income and Expense, net. Interest and other income and expense was $925,000 for the three months ended September 30, 2006 as compared to $437,000 for the three months ended September 30, 2005. The increase in interest and other income and expense is primarily attributable to higher interest rates earned on our investment balances.

Nine Months Ended September 30, 2006 and September 30, 2005

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net revenue:

	Nine Months Ended September 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue
Revenue:
Product	$142,360	96%	$85,847	100%
Research collaboration	6,206	4%	431	0%

Net revenue	148,566	100%	86,278	100%

Costs and expenses:
Product (includes $1,004 and $425 in stock-based compensation expense for the nine months ended September 30, 2006 and 2005, respectively)	31,960	22%	27,575	32%
Research collaboration	2,718	2%	—	0%
Research and development (includes $1,767 and $924 in stock-based compensation expense for the nine months ended September 30, 2006 and 2005, respectively)	14,569	10%	7,681	9%
Selling, general and administrative (includes $17,850 and $4,488 in stock-based compensation expense for the nine months ended September 30, 2006 and 2005, respectively)	108,833	72%	63,811	74%
Amortization of purchased intangible assets	79	0%	—	0%

Total costs and expenses	158,159	106%	99,067	115%

Loss from operations	(9,593)	-6%	(12,789)	-15%

Interest and other income and expense, net	2,215	1%	1,338	2%

Net loss	$(7,378)	-5%	$(11,451)	-13%

Revenue:

Our revenue consists of two components: product and research collaboration.

Product. Product revenue was $142.4 million for the nine months ended September 30, 2006 as compared to $85.8 million for the nine months ended September 30, 2005. The increase of $56.6 million was attributable to an increase in the number of SilverHawk devices sold as well as an 11% increase in the average sales price per unit. The increase in the number of devices sold is primarily attributable to an increase in the number of hospital customers purchasing our devices and more devices purchased per customer as we have expanded our sales force.

Research collaboration. Research collaboration revenue was $6.2 million for the nine months ended September 30, 2006 as compared to $431,000 for the nine months ended September 30, 2005. The $6.2 million of revenue was recognized in connection with delivery of tissue samples and the completion of our obligations under the Merck Collaboration Agreement which terminated on September 15, 2006. On September 26, 2006 we entered into the Amended Merck Collaboration Agreement which will become effective subject to customary closing conditions and clearance under the Hart-Scott-Rodino Anti-Trust Improvements Act. We will begin to recognize research collaboration revenue under the Amended Merck Collaboration Agreement when it becomes effective.

Costs and Expenses:

Our costs and expenses consist of five components: product, research collaboration, research and development, selling, general and administrative; and amortization of purchased intangible assets.

Product. Product costs were $32.0 million for the nine months ended September 30, 2006 as compared to $27.6 million for the nine months ended September 30, 2005. The increase was primarily attributable to an increase in the number of SilverHawk devices sold. As a percentage of product revenue, product costs were 22% in the nine months ended

September 30, 2006 as compared to 32% in the nine months ended September 30, 2005. Primary factors that contributed to the decrease in product costs as a percentage of product revenue included an increase in the average sales price per unit, continued improvements related to the absorption of manufacturing overhead costs associated with increased production volumes, improved purchasing efficiencies of supplies and materials, and improved labor and manufacturing efficiencies.

Research Collaboration. Research collaboration expenses were $2.7 million for the nine months ended September 30, 2006 as compared to $0 for the nine months ended September 30, 2005. As a percentage of research collaboration revenue, research collaboration costs were 44% for the nine months ended September 30, 2006.

Research and Development. Research and development expenses were $14.6 million for the nine months ended September 30, 2006 as compared to $7.7 million for the nine months ended September 30, 2005. The increase was primarily attributable to a $4.0 million increase in personnel related costs, a $1.8 million increase in materials and services used in product development, and an $843,000 increase in stock-based compensation. As a percentage of net revenue, research and development expenses were 10% for the nine months ended September 30, 2006 as compared to 9% for the nine months ended September 30, 2005.

Selling, General and Administrative. Selling, general and administrative expenses were $108.8 million for the nine months ended September 30, 2006 as compared to $63.8 million for the nine months ended September 30, 2005. The increase was primarily attributable to a $27.4 million increase in personnel costs related to the additional hiring of sales, marketing, and administrative personnel and sales commissions paid, a $13.4 million increase in stock-based compensation, of which $11.4 million relates to the retirement of our former chief executive officer, a $2.3 million increase in marketing and promotional activities, and a $1.0 million increase in travel and related expenses. As a percentage of net revenue, selling, general and administrative expenses in the nine months ended September 30, 2006 were 72% as compared to 74% for the nine months ended September 30, 2005.

Amortization of purchased intangible assets. Amortization of purchased intangible assets was $79,000 for the nine months ended September 30, 2006 as compared to $0 for the nine months ended September 30, 2005. The increase in amortization was attributable to the intangible assets purchased in the Kerberos acquisition.

Interest and Other Income and Expense, net. Interest and other income and expense was $2.2 million for the nine months ended September 30, 2006 as compared to $1.3 million for the nine months ended September 30, 2005. The increase in interest and other income and expense is primarily attributable to higher interest rates earned on our investment balances.

Stock-Based Compensation

We record deferred stock-based compensation for financial reporting purposes as the difference between the exercise price of stock options granted to employees and directors and the estimated fair value of our common stock at the time of grant. Deferred stock-based compensation is amortized on a straight-line basis to product cost, research and development expenses and selling, general and administrative expenses. Deferred stock-based compensation recorded through September 30, 2006 was $14.9 million, net of stock option cancellations, with accumulated amortization of $12.5 million. The remaining $2.4 million will be amortized over the vesting periods of the stock options, generally four years from the date of grant (assuming no additional cancellations). We currently expect to record amortization expense for deferred stock-based compensation as follows:

Period	Amount
Remaining 3 months of 2006	$0.5 million
2007	$1.5 million
2008	$0.4 million

Effective January 1, 2006, the Company adopted SFAS No. 123(R) and recognized compensation expense for all stock-based awards at fair value on the date of grant and issued subsequent to the initial public offering. For the three and nine months ended September 30, 2006 we recorded $2.7 million and $20.0 million, respectively, in stock-based compensation expense for employees. The nine month figure includes a charge of $11.4 million related to the retirement of our former chief executive officer. As of September 30, 2006, the total unamortized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans and stock purchase plan subsequent to the initial public offering was approximately $26.0 million, net of forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted average requisite service period of approximately 3.2 years.

Stock-based compensation expenses related to stock options granted to non-employees are recognized as the stock options are earned. The amount of stock-based compensation expenses to be recorded in future periods may decrease if unvested stock options are cancelled. Our stock-based compensation expenses will fluctuate as the fair market value of our common stock fluctuates. We recorded $197,000 and $1.0 million in stock-based compensation expense for non-employees in the three months ended September 30, 2006 and 2005, respectively, and $591,000 and $2.3 million in the nine months ended September 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

On October 28, 2004, the Company completed an initial public offering of 4.5 million shares of its common stock; additionally, on October 29, 2004, the underwriters exercised their over-allotment option of 675,000 shares. Proceeds from the offering, after deducting underwriting discounts and commissions but before expenses, were $67.4 million. From inception through June 2004, we raised $78.3 million through private sales of convertible preferred stock. As of September 30, 2006, we had $37.2 million of cash and cash equivalents, $19.1 million of investments, and $75.1 million of working capital.

Contractual Obligations. The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of September 30, 2006:

	Payments Due by Period
	(in thousands)
	Total	remaining 3 months 2006	2007	2008	2009	2010	After 2010
Operating leases	$44,577	$310	$4,966	$4,608	$4,678	$4,789	$25,226
Royalty obligation	21	21	—	—	—	—	—
Supplier agreement	11,400	1,934	6,021	3,445	—	—	—

Totals	$55,998	$2,265	$10,987	$8,053	$4,678	$4,789	$25,226

The long-term commitments under operating leases shown above consist of payments related to our real estate lease in Redwood City, California expiring August 2011, our real estate lease in Menlo Park, California expiring May 2007, our real estate lease in Mountain View, California that expires on December 31, 2016, with the first payment scheduled to commence on January 1, 2007, and our real estate lease in Cupertino, California expiring January 2008.

For 2006 and each year thereafter, the quarterly minimum patent royalty obligation, related to an agreement with a supplier, equals the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the consumer price index for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the royalty obligation will continue until the expiration of the last to expire patent that covers that licensed product in such country or for a period of 15 years following commercial sales, whichever is longer.

In March 2005, the Company entered into a purchase agreement with one of its suppliers for certain manufacturing components used in the Company’s devices. In September 2006 the Company entered into an amended purchase agreement with the supplier under which the Company will be required to make minimum payments to the supplier over an eighteen month term.

Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $11.2 million for the nine months ended September 30, 2006 as compared to $3.7 million used in operating activities for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, net cash provided by operating activities was primarily attributable to a net loss of $7.4 million offset by non-cash charges of $20.6 million related to stock-based compensation, which included an $11.4 million charge related to the retirement of our former chief executive officer, depreciation and amortization of $3.4 million, and an increase in inventory reserves of $1.9 million due to the write-off of excess and defective inventory. Net cash provided by operating activities was also due to an increase in accrued liabilities and accounts payable of $3.7 million due to our increased operating expenses. Net cash provided by operating activities was partially offset by an increase in accounts receivable and research collaboration receivable of $9.1 million as we increased our net revenue and a decrease in deferred revenue of $2.1 million as we delivered tissue samples and completed our obligations under the terminated Merck Collaboration Agreement. For the nine months ended September 30, 2005, net cash used in operating activities was attributable primarily to a net loss of $11.5 million and increases in accounts receivable and inventory balances of $11.3 million and $7.8 million, respectively, as we increased the number of units produced and shipped. Net cash used in operating activities was partially offset by adjustments for non-cash charges related to stock-based compensation of $5.8 million, depreciation and amortization of $2.1 million, increases in accrued liabilities and accounts payable of $10.0 million due to our increase operating expenses and $8.6 million in deferred revenue related to the Merck Collaboration Agreement.

Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $5.4 million for the nine months ended September 30, 2006 compared to $971,000 provided by investing activities for the nine months ended September 30, 2005. For the nine month period ended September 30, 2006 net cash used in investing activities was primarily attributable to purchases of investments and the acquisition of Kerberos offset by the sales or maturities of investments. Net cash provided by investing activities for the nine months ended September 30, 2005 was primarily attributable to sales or maturities of investments offset by purchases of investments and acquisition of property and equipment.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $7.1 million for the nine months ended September 30, 2006 compared to $2.4 million for the nine months ended September 30, 2005. For each of the nine month periods ended September 30, 2006 and 2005, net cash provided by financing activities was attributable to proceeds from issuance of common stock related to stock option exercises and proceeds from the issuance of common stock under our employee stock purchase plan.

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

•	revenue generated by sales of the SilverHawk and Rinspirator products;

•	revenue generated by the Amended Merck Collaboration Agreement and its possible renewal beyond the initial four year term.

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs associated with performing against our obligations under the Amended Merck Collaboration Agreement;

•	rate of progress and cost of our research and development activities;

•	costs of obtaining and maintaining FDA and other regulatory clearances of the SilverHawk;

•	effects of competing technological and market developments; and

•	size, number and timing of acquisitions and other strategic transactions.

Off-Balance-Sheet Arrangements. As of September 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 or FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting this new standard.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2006 annual financial statements. We do not expect the adoption of this standard to have an impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to accounts receivable, inventories, warranty reserve, income taxes and stock-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion of critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 7, 2006, as amended on March 10, 2006.

In addition, as of January 1, 2006, we implemented the following new critical accounting policies:

Stock-Based Compensation.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards or SFAS No. 123 (R), Share-Based Payment (revised 2004), using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan. The Company’s financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option valuation model and elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. The Black-Scholes option valuation model requires the input of subjective assumptions including expected stock price volatility, expected term of stock option and risk free interest rate. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.

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

Revenue Recognition

We recognize product revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; title has transferred; the fee is fixed and determinable; and collectibility is reasonably assured. Transfer of title and risk of ownership generally occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. We do not offer any rights of return for product sales to direct and indirect customers.

On September 14, 2005, we entered into the Merck Collaboration Agreement with Merck pursuant to which we agreed to collaborate on the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers of atherosclerotic disease progression. We have recognized revenue related to the Merck Collaboration Agreement in accordance with Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Accounting for Revenue Arrangements with Multiple Deliverables. The Merck Collaboration Agreement provided for an initial payment of $9.0 million which covered costs associated with our responsibilities and for the rights granted to Merck during the initial year of the research collaboration. The initial payment was classified as deferred revenue and we have recognized revenue as we fulfilled our obligations and delivered tissue samples under the Merck Collaboration Agreement. On September 15, 2006, the Merck Collaboration Agreement terminated and we recognized the remaining deferred revenue balance as all obligations under the agreement were complete.

On September 26, 2006, we entered into the Amended Merck Collaboration Agreement as well as a Stock Purchase Agreement and a Registration Rights Agreement with Merck which will become effective subject to customary closing conditions and clearance under the Hart-Scott-Rodino Anti-Trust Improvements Act. We will recognize revenue related to the Amended Merck Collaboration Agreement in accordance with EITF 00-21 under which management has determined that obligations in the agreement do not meet the requirements for separate units of accounting and therefore will be combined into a single unit of accounting and all payments will be considered as a whole. We will recognize revenue on the minimum payments, adjusted for any discount or premium calculated on the $95.0 million investment, on a straight-line basis over the estimated term of the agreement, or four years, beginning when the Amended Merck Collaboration Agreement becomes effective. Revenue recognized under the agreement will be limited to cash received and will be adjusted on a prospective basis for amounts received in excess of the total estimated minimum payments due under the agreements.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

Goodwill and Other Intangible Assets.

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, whereby goodwill is no longer amortized, but instead is subject to impairment reviews performed periodically during each fiscal year. We review the carrying amount of goodwill and other intangible assets whenever events and circumstances indicate that the carrying amount of the goodwill or other intangible assets may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that goodwill or other intangible assets will not be fully recoverable, based upon discounted estimated cash flows, the carrying value will be reduced to its estimated fair market value. Estimated fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. We are amortizing our acquired intangible assets on a straight line basis over their estimated useful lives, or six to eight years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at September 30, 2006 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of high quality U.S. government and corporate issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our investments is three months. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

We have operated mainly in the United States, and 99.5% and 99.8% of our sales were made in U.S. dollars for the three and nine months ended September 30, 2006, respectively. All sales in 2005 were made in U.S. dollars. To date, we have not had any material exposure to foreign currency rate fluctuations.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2006 and August 2006, two separate shareholder class action complaints were filed against the Company and two of our officers in the U.S. District Court for the Northern District of California. The plaintiffs are seeking to represent a class of purchasers of our common stock from May 13, 2005 to January 26, 2006. The complaint generally alleges that false or misleading statements were made concerning our management and seeks unspecified monetary damages. Because the outcome of this litigation is undetermined and we cannot reasonably estimate the possible loss or range of loss which may arise from the litigation, we have not recorded an accrual for possible damages.

In July 2006, a shareholder derivative complaint was filed against our directors and certain of our officers in the Superior Court of the State of California, San Mateo County. The complaint is based on substantially similar facts and circumstances as the class action complaints and generally alleges that the named individuals breached their fiduciary duties to the Company. The complaint seeks unspecified monetary damages. Given the nature of derivative litigation, any recovery in a derivative suit would be to the benefit of the Company.

In August 2006, a shareholder derivative complaint was filed against our directors and certain of our officers in the United States District Court for the Northern District of California, San Jose division. The complaint is based on substantially similar facts and circumstances as the class action complaints and generally alleges that the named individuals breached their fiduciary duties to the Company. The complaint seeks unspecified monetary damages. Similar to the derivative litigation in the Superior Court, any recovery in this derivative suit would be to the benefit of the Company.

ITEM 1A. RISK FACTORS

Factors Affecting Future Operating Results

Our involvement in arbitration or litigation as a result of the management changes that have taken place and lawsuits related to those changes may further depress the price of our stock.

We are the subject of litigation by stockholders who have suffered losses in the value of our stock during this period of transition, and we may become involved in costly arbitration or litigation with former employees in connection with their departure. In any such proceeding we intend to defend ourselves vigorously which may be expensive. We retain employment practices liability and director and officer liability insurance but there can be no guarantee that such insurance will cover the claims that are made or will insure us fully for all losses on covered claims. Any such arbitration or litigation may distract our management and consume resources that would otherwise have been directed toward achieving our operating plan and generating increased revenue, which may further cause a decline in our stock price.

We depend substantially on a single product, the SilverHawk, which we commercially launched in the United States at the beginning of 2004. If the SilverHawk fails to further penetrate the market or loses market acceptance, our business will suffer.

The SilverHawk is our main product, and we are largely dependent on it. We expect that sales of the SilverHawk in the United States will account for a substantial portion of our revenue for the foreseeable future. Growth in demand for the Silverhawk has slowed and our failure to generate additional demand may negatively impact our operating revenue. We do not know if the SilverHawk will be successful over the long term. Market acceptance of the SilverHawk may be hindered if physicians are not presented with compelling data from long-term studies of the safety and efficacy of the SilverHawk compared against alternative procedures, such as angioplasty, stenting or bypass grafting. We recently announced plans to conduct a study comparing treatment with the SilverHawk to bypass grafting, but it will be more than a year before initial data is available from that study and several years until the study is concluded and final data is available. In addition, demand for the SilverHawk may decline or may not increase as quickly as we expect. Other reasons that may influence the rate of Silverhawk adoption include the time required to perform the procedure and the lack of on board visualization. If we are unable to make certain design improvements to the Silverhawk, we may be unable to generate new customers or retain our existing customers. Failure of the SilverHawk to significantly penetrate current or new markets would negatively impact our business, financial condition and results of operations.

There exists limited long-term data regarding the safety and efficacy of the SilverHawk. Future long-term data may not be positive or consistent with data currently available, which would affect the rate at which our device is adopted.

Our success depends heavily on acceptance of the SilverHawk by the medical community as safe and effective. Important factors upon which the efficacy of the SilverHawk will be measured are long-term data on the rate of restenosis, or plaque regrowth following our procedure, and the corresponding duration of patency, or openness of the artery. Another important factor that physicians will consider is the rate of reintervention, or retreatment, following the SilverHawk procedure. Because our technology is relatively new in the treatment of PAD, to date there have been a limited number of single-center, clinical experiences with limited patient populations that have measured short and mid-term restenosis and patency rates up to one year following treatment. None of these studies were conducted by us. We are conducting studies designed to measure restenosis rates or patency rates after treatment with the SilverHawk and compare outcomes in a randomized manner to alternative procedures. These studies may be expensive and time consuming and the results may not prove favorable for the SilverHawk device.

While subset data from the TALON registry regarding restenosis and patency rates was recently published, we cannot provide any assurance that the published data will be compelling to the medical community, because it may not be scientifically meaningful. In addition, the long-term effects of the SilverHawk procedure are not known.

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

We may acquire companies, products or technologies that we believe to be complementary to the present or future direction of our business. If we engage in such acquisitions, we may have difficulty integrating the acquired personnel, financials, operations, products or technologies. For example, on September 12, 2006, we acquired Kerberos Proximal Solutions, Inc. and we are now beginning to sell the Rinspiration System. We may find that we are unable to gain market share or physician acceptance for this product. In addition, we may experience difficulties with transitioning the manufacturing of the Rinspiration System to our facilities and the Rinspiration System may be subject to regulatory and intellectual property risks that are different from those that we have encountered with the SilverHawk. In addition to the Kerberos acquisition, we may acquire other companies and product lines or enter into distribution agreements. Acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, subject us to liabilities, and increase our risk of litigation, all of which could harm our business. If we use cash to acquire companies, products or technologies, it may divert resources otherwise available for other purposes. If we use our common stock to acquire companies, products or technologies, our stockholders may experience substantial dilution.

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

We have a limited history of operations upon which you can evaluate our business. In particular, we incurred net losses of $7.4 million in the nine months ended September 30, 2006 and $11.6 million in 2005. As of September 30, 2006, we had an accumulated deficit of $92.5 million. We commenced full commercial sales of the SilverHawk in January 2004, and our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price. In addition, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for the SilverHawk and the Rinspiration System and devote resources to our sales and marketing programs and research and development activities. Our failure to sustain profitability would negatively impact the market price of our common stock.

Our future growth depends on physician adoption of the SilverHawk and the Rinspiration System, which requires physicians to change their screening and referral practices.

Although there is a significant correlation between Peripheral Artery Disease (PAD) and coronary artery disease, many physicians do not routinely screen for PAD while screening for coronary artery disease. We target our sales efforts to interventional cardiologists and vascular surgeons because they are often the primary care physicians diagnosing and treating PAD. However, the initial point of contact for many patients may be general practitioners, podiatrists, nephrologists or endocrinologists, each of whom commonly treats patients experiencing complications resulting from PAD. If we do not educate referring physicians about PAD in general and the existence of the SilverHawk and Rinspiration System in particular, they may not refer patients to interventional cardiologists, vascular surgeons or interventional radiologists for the SilverHawk and Rinspiration System procedures, and those patients may instead be surgically treated or treated with an alternative interventional procedure. If we are not successful in educating physicians about screening for PAD or about referral opportunities, our ability to increase our revenue may be impaired.

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

We have limited experience manufacturing the SilverHawk and Rinspiration System in commercial quantities which could adversely impact our business.

Because we have only limited experience in manufacturing the SilverHawk and Rinspiration System in commercial quantities, we may encounter unforeseen situations that would result in delays or shortfalls. For example, in June 2004, we initiated a voluntary recall of two lots of the SilverHawk due to the possibility of improper sterilization at one of two approved sterilization facilities. We may encounter difficulties and delays in manufacturing our products for the following additional reasons:

•	we have significantly expanded our manufacturing operations, and our production processes may have to change to accommodate this growth;

•	key components of our products are currently provided by a single supplier or limited number of suppliers, and we do not maintain large inventory levels of these components;

•	to increase our manufacturing output significantly, we will have to attract and retain qualified employees, who are in short supply, for the assembly and testing operations; and

•	all of our manufacturing occurs in facilities located in the San Francisco bay area and if we were to lose availability of these facilities due to earthquake, fire, natural disaster or other disruptions, our operations would be significantly impaired.

If our manufacturing operations are unable to meet demand for our products, our revenue could be impaired, market acceptance for our products could be adversely affected, and our customers might instead purchase our competitors’ products. Additionally, although we maintain business interruption insurance, there can be no assurance that the proceeds of such insurance would be sufficient to offset any loss that we might incur or that we would be able to retain our customer base if operations were disrupted.

We depend on third-party vendors in our manufacturing operations, making us vulnerable to supply shortages and price fluctuations that could harm our business.

We currently rely on third-party vendors for the manufacture of most of the components used in the SilverHawk and the Rinspiration System. Our reliance on these vendors subjects us to a number of risks that could impact our ability to manufacture our product and harm our business, including:

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

We depend on single and limited source suppliers for some of the components of the SilverHawk and the Rinspiration System, and if any of those suppliers are unable or unwilling to produce these components or supply them in the quantities that we need, we would experience manufacturing delays as a result.

We rely on single and limited source suppliers for several of the components of the SilverHawk and the Rinspiration System. For example, for the SilverHawk, we rely on one vendor for our torque shaft, one vendor for our cutting blade motor, one vendor for our cutter assembly, and one vendor for our tip housing. For the Rinspiration System, we rely on one vendor for the hub and one vendor for the dual lumen extrusions. These components are critical to the SilverHawk and the Rinspiration System and there are few alternative sources of supply for them. We do not carry a significant inventory of these components. Identifying and qualifying additional or replacement suppliers for any of the components used in the SilverHawk and the Rinspiration System, if required, may not be accomplished quickly or at all and could involve significant additional costs. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components used to manufacture the SilverHawk and the Rinspiration System would limit our ability to manufacture our product and could therefore have a material adverse effect on our business, financial condition and results of operations.

The use, misuse or off-label use of the SilverHawk and Rinspiration Systems may result in injuries that lead to product liability suits, which could be costly to our business.

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

The use or misuse of the Rinspiration System in the peripheral and coronary arteries may in the future result in complications, including damage to the treated artery, internal bleeding, limb loss and death, potentially leading to a product liability claim. The Rinspiration System is not FDA-cleared or approved for treatment of carotid arteries, which are arteries leading to the brain, in the United States. Our sales force does not promote the product for off-label uses, and our U.S. instructions for use specify that the Rinspiration System is intended for use in the coronary and peripheral arteries. However, we cannot prevent a physician from using the Rinspiration System for off-label applications. The application of the Rinspiration System to carotid arteries, as opposed to coronary or peripheral arteries, may result in complications that have serious consequences. For example, if excised plaque were not captured properly in our device, it could be carried by the bloodstream to a narrower location, blocking a carotid artery, leading to a stroke. If the Rinspiration System is defectively designed, manufactured or labeled, contains defective components or is misused, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us.

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

With regard to the SilverHawk, we compete against very large and well-known stent and angioplasty device manufacturers, including Abbott Laboratories, Boston Scientific, Cook, Johnson & Johnson and Medtronic. We also compete against smaller manufacturers, including, among others: ev3, a manufacturer of peripheral vascular stents and angioplasty devices; Spectranetics, a manufacturer of excimer lasers for the treatment of coronary artery disease and PAD; W. L. Gore, (Medical Products Division), a manufacturer of endoprostheses stent-grafts, and Angioscore, a manufacturer of angioplasty devices. There are also several other companies that provide products used by surgeons in peripheral bypass procedures. Other competitors include pharmaceutical companies that manufacture drugs for the treatment of mild to moderate PAD. With regard to the Rinspiration System, we compete against Possis Medical, ev3, Vascular Solutions, and several other manufacturers of aspiration catheters. Many of our competitors have significantly greater financial and human capital resources than we do and have established reputations, as well as worldwide distribution channels that are more effective than ours. Competition with these companies could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

Our ability to compete effectively depends on our ability to distinguish our company and our products from our competitors and their products, and includes such factors as:

•	the ability of our products to treat patients safely and effectively;

•	predictable clinical performance;

•	ease of use;

•	price;

•	adequate third-party reimbursement; and

•	brand and name recognition.

Our competitors with greater financial resources could acquire other companies to gain enhanced name recognition and market share, as well as new technologies or products that could effectively compete with our existing product, which may cause our revenue to decline and would harm our business.

Our ability to compete also depends on our ability to innovate successfully. If our competitors can compete directly against us or demonstrate the safety and efficacy of other methods of treatment, our revenue may decline.

The market for medical devices is highly competitive, dynamic, and marked by rapid and substantial technological development and product innovations. There are few barriers that would prevent new entrants or existing competitors from developing products that compete directly with ours. Demand for our products could be diminished by equivalent or superior products and technologies offered by competitors. For example, drug-eluting stents have been developed for treating coronary artery disease and have been rapidly adopted. Cook is currently conducting clinical trials for the use of drug-eluting stents and Edwards is conducting clinical trials for the use of non-drug-eluting stents in the peripheral vasculature, each of which, if successful, may impact future SilverHawk sales. We are also aware of at least two other companies, Cardiovascular Systems, Inc. and Pathway Medical, developing plaque-removal devices intended for the treatment of PAD. If we are unable to innovate successfully or if new competitors emerge, our products could become obsolete, and our revenue would decline as our customers purchase our competitors’ products.

We rely significantly on our chief executive officer for guidance and direction regarding the development of new products and improvements to existing products. We may choose to acquire complementary products and technologies to augment the number of our product offerings and add to the diversity of the SilverHawk system. Any acquisitions that we make may divert management’s attention from our core programs and may consume necessary resources without generating significant additional revenue.

We may in the future be a party to patent litigation and administrative proceedings that could be costly and could interfere with our ability to sell our products.

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. We may become a party to patent infringement claims with our competitors or others and litigation or interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions. The defense and prosecution of these matters are both costly and time consuming. Additionally, we may need to commence proceedings against others to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. These proceedings would result in substantial expense to us and significant diversion of effort by our technical and management personnel.

An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities or injunctions which would require us to seek licenses. In addition, if we are found to willfully infringe third-party patents, we could be required to pay treble damages in addition to other penalties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may not be able to redesign our products to avoid infringement. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a significant adverse impact on our business.

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

We rely on patents, trade secret laws and confidentiality agreements to protect our technology and products. Our pending patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we have obtained or will obtain in the future might be invalidated or circumvented by third parties. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States. To the extent our intellectual property protection is incomplete, we are exposed to a greater risk of direct competition. In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. If our intellectual property is not adequately protected against competitors’ products and methods, our competitive position could be adversely affected, as could our business.

If we fail to obtain and maintain necessary regulatory clearances or approvals for the SilverHawk and Rinspiration Systems, or if clearances or approvals for future products and indications are delayed or not issued, our commercial operations would be harmed.

The SilverHawk and Rinspiration systems are medical devices that are subject to extensive regulation by the FDA in the United States and by regulatory agencies in other countries where we do business. Government regulations specific to medical devices are wide-ranging and govern, among other things:

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

We are also subject to medical device reporting regulations that require us to report to the FDA if our product causes or contributes to a death or serious injury or if a malfunction, were it to occur, might cause or contribute to a death or serious injury. For the third quarter of 2006, the FDA has received forty-four medical device reports associated with procedures where the SilverHawk was used. Of these filings thirty-five resulted from a reassessment of our filing criteria after a complete review of our entire complaint experience with regard to tip detachments in which the tip stayed on the guidewire with no adverse clinical result, and these filings represent all such events from our commercialization in June 2003 through September 30, 2006. In addition, two reports resulted from tip detachments due to wire wrap; five reports resulted from tip detachments with no adverse clinical result; one report resulted from a tip that became wedged in the sheath, and one report resulted from a catheter that became wedged in the sheath requiring the removal of the Silverhawk.

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

Modifications to the SilverHawk and Rinspiration System may require new 510(k) clearances or premarket approvals or may require us to recall or cease marketing the SilverHawk until clearances are obtained.

Modifications to the SilverHawk and Rinspiration System may require new 510(k) clearances or premarket approvals or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance; however, the FDA can review a manufacturer’s decision. Any modification to an FDA-cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our products in a timely fashion, or at all. Delays in obtaining required future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. We have made modifications to the SilverHawk in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the SilverHawk as modified, which could harm our operating results and require us to redesign the SilverHawk. In these circumstances, we may be subject to significant enforcement actions.

If we or our suppliers fail to comply with the FDA’s Quality System Regulation, our manufacturing operations could be delayed and our sales could suffer.

Our manufacturing processes and those of our suppliers are required to comply with the FDA’s Quality System Regulation, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. We were inspected by the FDA in June 2006, and four observations were noted. We have submitted documentation to address these observations. If these corrective actions are not accepted or if we fail a Quality System inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse Quality System inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenue to decline.

Our products may in the future be subject to product recalls that could harm our reputation.

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

Changes in coverage and reimbursement for procedures using our products could affect the adoption of our products and our future revenue.

Currently, the SilverHawk procedure is typically reimbursed by third-party payors, including Medicare, Medicaid, and private healthcare insurance companies, under existing atherectomy procedure codes, and the Rinspiration System is typically reimbursed by third-party payors, including Medicare, Medicaid, and private healthcare insurance companies, under existing secondary and coronary thrombectomy codes. These payors may adversely change their coverage and reimbursement policies, as well as payment amounts. In September 2006, the Centers for Medicare & Medicaid Services, or CMS, released the following 2007 increases for the three in-patient reimbursement codes most frequently used with the SilverHawk procedure, DRGs 479, 553 and 554, increased by 2.8%, 0.1% and 3.2%, respectively. CMS also released for 2007 an increase of .05% for the reimbursement code APC 0081 which is the out-patient code that is used for the Silverhawk procedure. Also, healthcare reform legislation or regulation may be proposed or enacted in the future, which may adversely affect such policies and amounts. We cannot predict whether and to what extent existing coverage and reimbursement will continue to be available. If physicians, hospitals and other providers are unable to obtain adequate coverage and reimbursement for procedures using our products, they are less likely to use them and our business would be adversely impacted.

The expense and potential unavailability of insurance coverage for our company or our customers could adversely affect our ability to sell our products, which would harm our business.

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

Some of our customers and prospective customers may have difficulty in procuring or maintaining liability insurance to cover their operation and use of our products. Medical malpractice carriers are withdrawing coverage in certain states or substantially increasing premiums. If this trend continues or worsens, our customers may discontinue using our products and potential customers may opt against purchasing our products due to the cost or inability to procure insurance coverage.

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

As of November 6, 2006, our directors, officers, and affiliates each holding more than 5% of our common stock collectively controlled approximately 26% our outstanding common stock, assuming the exercise of all options held by such persons. As a result, these stockholders, if they act together, would be able to exercise significant control over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

We registered the offer and sale of 389,653 shares of our common stock valued at $11.4 million on a registration statement on Form S-3 (the Prospectus) dated September 25, 2006. We issued these shares of our common stock to the selling stockholders in connection with our acquisition of Kerberos Proximal Solutions, Inc. on September 12, 2006. We will not receive any proceeds from the sale of these shares and we incurred the costs relating to the registration of these shares. Since the Prospectus has been declared effective by the SEC the selling stockholders may sell their shares on the open market or in private transactions from time-to-time subject to our right to suspend sales under the Prospectus.

As a condition to entering into the Amended Collaboration Agreement and subject to certain closing conditions Merck will invest $95.0 million to acquire 3,206,318 newly issued shares of our common stock at $29.629 per share, representing approximately an 11% stake in our company. The 3,206,318 shares are subject to a lock-up agreement restricting Merck’s sale of shares, which terminates upon the earlier of: i) the third anniversary of the Closing Date, ii) the occurrence of a Significant Event, iii) termination of the Amended Collaboration Agreement or iv) failure of Merck’s director designee to be re-elected to our board of directors at our 2009 annual meeting. Following termination of the lock-up we will be obligated to file a shelf registration statement providing for the resale of the shares by Merck.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external accountants. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. PricewaterhouseCoopers LLP no longer provides non-audit services to us.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.2*	Amended and Restated Certificate of Incorporation.

3.4*	Bylaws.

4.2*	Amended and Restated Specimen Common Stock certificate.

10.1*	Form of Indemnification Agreement for directors and executive officers.

10.2*	1997 Stock Plan.

10.3*	2004 Equity Incentive Plan.

10.4*	2004 Employee Stock Purchase Plan.

10.6*	Amended and Restated Investors’ Rights Agreement, dated February 24, 2004, by and among the Registrant and certain stockholders.

10.7*	First Amendment to Amended and Restated Investors’ Rights Agreement, dated May 21, 2004, by and among the Registrant and certain stockholders.

10.10*	Office Building Lease, dated May 3, 2004, by and between the Registrant and Woodside Technology Center, LLC for office space located at 740 Bay Road, Redwood City, California.

10.11†*	Master License Agreement dated August 24, 1999, by and between the Registrant and Surmodics, Inc., as amended.

10.13*	Second Amendment to Amended and Restated Investors’ Rights Agreement, dated October 25, 2004, by and among the Registrant and certain stockholders.

10.16(A)****	Separation Agreement and Release dated January 3, 2006 by and between FoxHollow Technologies, Inc. and Robert W. Thomas.

10.16(B)*****	Time-Sharing Agreement dated September 1, 2005, by and between the Registrant and JBS Consulting LLC.

10.17*****	Reimbursement Agreement dated September 1, 2006, by the Registrant, John B. Simpson and JBS Consulting, LLC.

10.18*****	Office Building Lease, dated November 1, 2005 by and between the Registrant and Brittania Hacienda VIII LLC for office space located at 2081 Stierlin Court, Mountain View, California.

10.20******	Original Equipment Manufacturing Agreement dated May 4, 2006 between the Registrant and Cook Medical.

10.21*******	Amended Supplier Agreement, dated as of September 26, 2006, by and between FoxHollow Technologies, Inc. and Norman Noble, Inc.

10.22†	Amended and Restated Collaboration and License Agreement, dated as of September 26, 2006, by and between the Registrant and Merck & Co., Inc.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-118191), which was declared effective on October 27, 2004.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.
**	Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2005 filed on May 13, 2005.
***	Incorporated by reference from our Form 10-Q for the quarter ended September 30, 2005 filed on November 1, 2005.
****	Incorporated by reference from our Form 8-K filed on January 9, 2006.
*****	Incorporated by reference from our Form 10-K filed on March 7, 2006.
******	Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2006 filed on May 9, 2006.
*******	Incorporated by reference from our Current Report on Form 8-K filed on September 26, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOXHOLLOW TECHNOLOGIES, INC.

Date: November 9, 2006	By:	/s/ JOHN B. SIMPSON
John B. Simpson Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2006	By:	/s/ MATTHEW B. FERGUSON
Matthew B. Ferguson Chief Financial Officer (Principal Accounting and Financial Officer)