Form 10-K
period 2006-12-31
FOXHOLLOW TECHNOLOGIES, INC.
filed 2007-03-13
CIK 1217688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(650) 421-8400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.001	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on June 30, 2006 (which is the last business day of registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Global Market was approximately $507.5 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 22, 2007, the Registrant had 29,410,865 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

FOXHOLLOW TECHNOLOGIES, INC.

FISCAL YEAR 2006 FORM 10-K ANNUAL REPORT

PART 1

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning the following: our intentions, beliefs and expectations regarding our future success and results; the expected enrollment and results of our clinical trials and regulatory submissions; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements; our operating results; our expectations regarding our revenues and customers and our distributors; changes in our management structure; and statements regarding the commercial release of new products. Forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

ITEM 1.	BUSINESS

Overview

We design, develop, manufacture and sell medical devices primarily for the treatment of peripheral artery disease. PAD results from the accumulation of plaque in arteries, most commonly occurring in the pelvis and legs. Plaque accumulation, known as atherosclerosis, causes the narrowing of arteries, thereby reducing the flow of oxygenated blood to tissue and organs. Left untreated, PAD increases the risk of heart attack, stroke, amputation or death. Our first product, the SilverHawk Plaque Excision System, is a minimally-invasive, catheter system that treats PAD by removing plaque in order to reopen narrowed or blocked arteries. In June 2003, the FDA granted us 510(k) clearance to market the SilverHawk in the United States for treatment of atherosclerosis in the peripheral vasculature. We commenced full commercial introduction of the SilverHawk in the United States in January 2004. We were incorporated in Delaware in September 1996 as ArterRx, Inc. We changed our name to FoxHollow Technologies in October 1996.

According to the American Heart Association, or AHA, PAD affects approximately 8 to 12 million people in the United States. PAD becomes more common with age and, according to the AHA, affects up to 20% of the U.S. population over 70. Growth in the prevalence of diabetes and obesity, both of which are risk factors for PAD, is also contributing to an increase in the prevalence of PAD. PAD is currently underdiagnosed and undertreated. There are approximately 2.5 million people in the United States diagnosed with PAD, which represents approximately 25% of all patients with the disease. We believe that several factors are contributing to a growing diagnosed patient population, including increasing public and physician awareness, evolving physician practice patterns, and increasing diagnostic screening for PAD. Treatment for patients diagnosed with PAD depends on the severity of the disease. Physicians typically treat patients with mild to moderate PAD through non-invasive management, including lifestyle changes and drug treatment, and, if symptoms worsen, they may recommend interventional procedures, including angioplasty and stenting, or surgical procedures, including bypass grafting and amputation.

Our SilverHawk device provides a treatment approach for PAD that we believe offers significant benefits for patients. Unlike most treatments for PAD that leave the plaque in the artery, the SilverHawk is designed for removal of plaque from artery walls with minimal vascular trauma. Use of the SilverHawk does not involve stretching of the artery walls that can lead to dissection or perforation.

We market the SilverHawk through our direct sales force in the United States primarily to interventional cardiologists, as well as to vascular surgeons and interventional radiologists. Reimbursement claims for the SilverHawk procedure are typically submitted by the hospital and physician to Medicare or other third-party payors using established billing codes for atherectomy procedures. For the year ended December 31, 2006, we sold over 66,000 devices, and ended the year with more than 1,100 current hospital customers in the United States.

We also market the Rinspirator System, or Rinspirator, acquired in September 2006 through the acquisition of Kerberos Proximal Solutions. The Rinspirator removes thrombi, or blood clots, from occluded arteries in patients suffering from PAD or coronary artery disease, or CAD.

In September 2005, we entered into a collaboration agreement (the “Merck Collaboration Agreement”) with Merck through which we collaborated with Merck on the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression. In connection with the Merck Collaboration Agreement, we received $9.0 million for the first year of collaboration and exclusivity. We applied Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Accounting for Revenue Arrangements with Multiple Deliverables and SEC Staff Accounting Bulletin No. 104, or SAB No. 104, Revenue Recognition to account for revenue recognized under the Merck Collaboration Agreement.

In September 2006, the Merck Collaboration agreement terminated at the end of its one-year term, and we entered into an Amended and Restated Collaboration and License Agreement (the “Amended Merck Collaboration Agreement”) as well as a Stock Purchase Agreement and a Registration Rights Agreement with Merck which became effective on November 9, 2006. In addition, Merck agreed to provide us with a one-time payment of $4.1 million to cover additional costs incurred under the Merck Collaboration Agreement.

Under the terms of the Amended Merck Collaboration Agreement we will receive $40.0 million over four years in exchange for our agreement to collaborate exclusively with Merck in specified disease areas. If Merck extends the exclusive collaboration program beyond this period, Merck would pay $10.0 million per year, which may be offset by potential royalty and milestone obligations. Merck will also provide a minimum of $60.0 million in funding to us over the first three years of the four-year collaboration program term, for research activities to be conducted by us under Merck’s direction, including removal of atherosclerotic plaque from patient arteries for analysis, conduct of clinical trials and drug profiling by Merck. In the event Merck extends the collaboration beyond its initial four-year term, Merck would be required to fund our additional activities under the collaboration on an as-performed basis. We will receive milestone payments on successful development of drug products or diagnostic tests utilizing results from the collaboration, as well as royalties on sales by Merck of drugs and diagnostic products developed through the collaboration. We apply EITF 00-21 and SAB No. 104 to account for revenue recognized under the Amended Merck Collaboration Agreement.

Under the terms of the Stock Purchase Agreement, we received $95.0 million in exchange for approximately 3.2 million shares of our stock. The shares are unregistered and the stock contains certain rights, preferences and restrictions including Merck’s right to a seat on the board of directors, anti-dilution provisions, and a three-year lock-up provision. As this stock contains rights, preferences and restrictions not applicable to common shareholders, we obtained a contemporaneous independent third-party valuation of the stock resulting in a determination that its fair value was $68.9 million. The fair value of the stock issued to Merck was determined based on the market value of an equivalent number of shares of our common stock traded on the NASDAQ Global Market on November 9, 2006, or $92.9 million, adjusted for valuation discounts and premiums related to the specific rights, preferences and restrictions applicable to the shares purchased by Merck. The difference between the value of shares issued to Merck and the consideration paid for the shares based on the price specified in the Stock Purchase Agreement was primarily attributable to the lock-up provision that precludes the disposition of the shares for three years. As we negotiated the Stock Purchase Agreement and the Amended Merck Collaboration Agreement concurrently, we believe that the Stock Purchase Agreement and the Amended Merck Collaboration Agreement represent a single economic arrangement. As such, we have accounted for the difference between the amount paid by Merck and the fair value of the shares as determined by the independent third-party valuation, or $26.1 million, as a prepayment for services to be provided under the Amended Merck Collaboration Agreement. The prepayment has been recorded as deferred revenue and will be recognized as revenue over the estimated four-year term of the collaboration agreement.

In September 2006, we acquired Kerberos Proximal Solutions, Inc., which manufactures and sells innovative medical devices for the removal of thrombi, or blood clots, from occluded arteries. In connection with the acquisition we issued 389,653 shares of common stock with a fair market value of approximately $12.3 million and paid approximately $18.6 million in cash and $1.5 million in acquisition-related transaction fees and expenses for a total purchase price of approximately $32.4 million. Pursuant to the terms of the acquisition, we may be required to make certain earn-out payments which are capped at $117.0 million.

Industry Background

Cardiovascular Disease

Cardiovascular disease refers to diseases of the heart and blood vessels located throughout the body. The most common cause of cardiovascular disease is atherosclerosis, or “hardening of the arteries.” Atherosclerosis is a complex, progressive and degenerative condition resulting from the build-up of cholesterol and other obstructive materials, known as plaque, on the walls of arteries. The accumulation of plaque narrows the interior or lumen of arteries, thereby reducing blood flow. In addition, plaque may rupture and trigger the release of a blood clot that can further narrow or block an artery. A significant reduction in blood flow can deprive tissue and organs of oxygen that may lead to tissue damage, stroke or heart attack.

Plaque occurs in the arteries in several different forms and may be located in many different anatomies throughout the arterial system. Plaque varies in composition, with portions that are hard and brittle, referred to as calcified plaque, and other portions that are fatty or fibrous. Plaque lesions can be long or short, focused or diffuse and can present in all types of arteries, including straight or curved arteries of varying diameters. Atherosclerosis in the arteries that supply the heart muscle with blood causes coronary artery disease or CAD, and atherosclerosis in arteries outside of the heart and brain causes PAD.

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

As PAD progresses, additional signs and symptoms occur, including loss of hair on the legs, cooling or color changes in the skin of the legs or feet, and sores on the legs and feet that do not heal. If untreated, PAD may lead to critical limb ischemia, or CLI, a condition in which the limb does not receive enough oxygenated blood being delivered to the limb to keep the tissue alive. As reported in Endovascular Today in February 2004, up to 30% of the people diagnosed with PAD suffer from CLI. If untreated, CLI often leads to large non-healing ulcers, infections, gangrene and eventually limb amputation or death.

Primary risk factors associated with PAD are diabetes and smoking. Other significant risk factors include advanced age, high cholesterol, high blood pressure, obesity and physical inactivity. A family history of cardiovascular disease may also put individuals at higher risk for PAD. According to the Clinical Cardiology Review in 2002, 40% of people with CAD also suffer from PAD.

Market Overview

According to the AHA, PAD affects approximately 8 to 12 million people in the United States. PAD becomes more common with age and, according to the AHA, affects up to 20% of the U.S. population over 70. Those with diabetes or who are obese are at increased risk of PAD. The American Diabetes Association, or ADA, estimates that in 2005, there were almost 21 million U.S. adults with diabetes, with approximately 1.5 million new cases of diabetes diagnosed each year. According to the Centers for Disease Control, there were over 44 million obese adults in the United States in 2001, which reflects a 74% increase since 1991. These demographic trends are continuing to contribute to an increase in the prevalence of PAD.

Of the sizeable U.S. PAD population today, only approximately 2.5 million people are diagnosed with the disease, according to the Society of Interventional Radiology. Underdiagnosis is due in large part to the fact that over one-half of the PAD population does not display symptoms of the disease. In addition, others dismiss their symptoms as part of the normal aging process or attribute them to another cause.

Over the next 5 years, we expect to see continued growth in the PAD patient population, driven by three specific trends: growing prevalence of disease, increased diagnosis rate, and an almost double-digit growth rate in the use of endovascular treatments for infrainguinal PAD. While today only approximately 25% of patients with PAD are diagnosed, we believe that the following factors are contributing to a growing diagnosed PAD patient population:

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

Conventional Means of Treatment and Associated Limitations

Treatment for the approximately 2.5 million people in the United States diagnosed with lower extremity PAD depends on the severity of the disease. Physicians typically treat patients with mild to moderate PAD through non-invasive management, including lifestyle changes and drug treatment, and, if symptoms worsen, may recommend interventional or surgical procedures. Some patients who initially are diagnosed with severe PAD are treated immediately via interventional or surgical procedures. Of the 2.5 million patients diagnosed with PAD in the United States, we estimate that less than half are treated interventionally through endovascular or surgical treatment options.

Non-Invasive Management

Based on market research, we estimate that the large majority of PAD patients with lower extremity disease are considered mild to moderate, including patients with asymptomatic disease, atypical leg pain, and claudication. For this population, lifestyle changes and drug treatment may slow or reverse the progression of PAD. Lifestyle changes include improving diet, exercising regularly and quitting smoking. Although these adjustments can be effective, many people are unable to maintain this new lifestyle. In addition to lifestyle changes, physicians often prescribe medications that increase blood flow but do not treat the underlying obstruction. Pletal, the most commonly prescribed medication for claudication, should not be taken if the patient also has heart disease, which often exists in PAD patients. In addition, doctors often prescribe cholesterol-lowering drugs and drugs for high blood pressure. Patients generally need to take the prescribed drugs for the rest of their lives. According to the American Academy of Family Physicians, 20% to 30% of patients who are non-invasively managed for claudication develop more severe symptoms that require intervention.

Endovascular Procedures

When PAD progresses beyond claudication, physicians may advise intervention, often beginning with minimally-invasive interventional, or endovascular, procedures. Angioplasty and stenting are the most commonly performed minimally-invasive endovascular treatments.

•

Angioplasty.    In angioplasty, a catheter with a balloon tip is inserted into the blocked or narrowed part of the artery over a previously positioned guide wire that directs the catheter to the affected area. The balloon is then inflated, compressing the plaque and stretching the artery wall. No plaque is removed from the artery. Angioplasty generally has lower success rates treating arterial obstructions that are longer than four to six centimeters. Accordingly, stand-alone angioplasty has had limited success in the large arteries of the legs because many of the affected arteries have diseased segments that are longer than four to six centimeters. In addition, angioplasty is not well suited to treat highly calcified lesions, lesions concentrated on one side of the artery wall, or lesions that occur at bifurcations, all common manifestations of PAD in the leg. Angioplasty is also not well suited to treat lesions below the knee, because these arteries are small, diffusely diseased, and less tolerant of dissections than larger arteries.

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

•

Stenting.    Stenting is performed in tandem with angioplasty in the majority of interventional procedures. Stents are tubular frames, generally made of metal that are positioned within a lesion, expanded into position and left in the artery to prevent the artery from collapsing. We estimate that stents are used as the infrainguinal endovascular therapy of choice to treat approximately one-quarter to one-third of PAD patients.

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

•

Bypass Surgery.    In bypass surgery, the surgeon reroutes blood around a lesion using a vessel from another part of the body or a tube made of synthetic fabric. Bypass surgery is not advisable for some patients because of the inherent risks of surgery, the symptoms are not deemed to be critical enough to warrant such an intervention, or the existence of other diseases. Bypass surgery has a high risk of procedure-related complications from blood loss, post-procedural infection or reaction to general anesthesia and may require patients to remain hospitalized for several days. Despite these limitations, bypass surgery below the knee remains the most widely practiced method of improving blood flow to a threatened limb and accounts for 75% of all leg procedures in patients with diabetes, according to the ADA.

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

The FoxHollow Solution—The SilverHawk Plaque Excision System

Our SilverHawk Plaque Excision System represents a new approach to the treatment of PAD that we believe offers significant benefits. The SilverHawk is a minimally-invasive, single-use catheter system designed for rapid removal of plaque from artery walls with minimal vascular trauma. We believe that the principal benefits of the SilverHawk are:

•

Safety.    The SilverHawk is designed not to stretch or damage the artery walls, which can lead to dissection or perforation of the artery. We believe that the safety of the SilverHawk, measured by low rates of perforation and dissection, is supported by results from the treatment of 1,517 lesions in 728 patients recorded in our TALON registry. In data presented in October 2005, less than 5% and 1% of these lesions treated post-SilverHawk had dissections and perforations, respectively. The SilverHawk procedure is minimally-invasive and typically performed under local anesthesia; therefore, it does not have many of the risks associated with more invasive surgeries and general anesthesia. To date, we have not conducted studies designed to directly compare the safety of the SilverHawk against alternative procedures, such as angioplasty, stenting or bypass grafting.

•

Efficacy.    Unlike most treatments for PAD that leave plaque behind in the artery, the SilverHawk removes plaque. The SilverHawk has removed over 700 milligrams of plaque in a single procedure, with an average of approximately 100 milligrams of plaque per procedure. We believe that excising plaque without causing stretch injury to the artery wall may minimize restenosis and the need for reintervention. We also believe that the efficacy of the SilverHawk, measured by low twelve-month reintervention rates is supported by the results of three single site studies as well as our TALON registry. Reintervention rates usually increase over time, and generally two-year rates will be substantially higher than one-year rates. We plan to conduct additional studies designed to measure restenosis rates or patency rates after treatment with the SilverHawk.

•

Treats Difficult to Treat Lesions.    The SilverHawk enables physicians to remove plaque from long, calcified and bifurcated lesions in a wide variety of locations, including arteries below the knee and in the foot. Approximately one-third of SilverHawk procedures to date have been performed below the knee, an area where lesions have traditionally gone untreated until they require bypass surgery or amputation. Certain treatment locations, such as arteries below the knee or in the foot, are not suited for physicians with limited experience using the device.

•

Utilizes Familiar Techniques.    The SilverHawk procedure employs techniques similar to those used in angioplasty, which are familiar to the approximately 10,000 interventional cardiologists, vascular surgeons and interventional radiologists in the United States who are generally trained in endovascular techniques. This significantly increases the number of physicians who are able to perform the procedure compared to surgical alternatives that must be performed by highly-trained vascular surgeons. In addition, the SilverHawk was designed to be easy to use. The SilverHawk operates with one switch that controls all device functionality, and has a unique torque shaft designed for a one-to-one correlation between the handle and the tip, providing physicians with precise control of the position of the cutting blade. We continue to focus on providing further enhancements to the SilverHawk, as part of our R&D effort.

•

Cost and Time Efficient.    A single SilverHawk device can be used to treat multiple and long lesions where more than one stent might otherwise be required. Compared to surgical alternatives, the SilverHawk procedure reduces cost by allowing physicians to treat patients in a catheterization lab instead of an operating room, decreasing the length of hospitalization and reducing complications.

•

Allows for Follow-Up Treatment Options.    Physicians can, and sometimes do, use adjunctive angioplasty and stenting during a SilverHawk procedure. When the SilverHawk procedure is performed without adjunctive procedures, future treatment options remain available in the event that restenosis does occur and reintervention is required. The SilverHawk procedure does not require a foreign body, such as a stent, to be left in the artery post-procedure.

•

Captures and Removes Plaque.    The patient and the physician get immediate feedback by seeing the volume of plaque removed, visibly reinforcing the benefits of the procedure. The removed plaque often is collected and will be used in research to identify markers of atherosclerotic disease.

Treating certain lesions may require the use of more than one SilverHawk model, which would increase the cost of the procedure. Risks of using the SilverHawk peripherally include the risks that are common to use of interventional devices, including infection, perforation or dissection of the artery wall, internal bleeding, limb loss and death. In the United States, the SilverHawk is approved for use in the peripheral vasculature but is not approved for use in the carotid or coronary arteries. This means that our product may not be marketed or advertised in the United States for use in the heart, brain or in specific peripheral anatomy without additional clearances from the FDA. Use of the SilverHawk in the coronary arteries has led to serious adverse events, including perforations, emergency bypass surgery, stroke, heart attack and patient death. In the United States, the SilverHawk is contraindicated, and should therefore not be used, for in-stent restenosis and for use in the carotid, iliac and renal arteries.

Business Strategy

Our mission as a company is to provide physicians and patients with the most effective treatments for vascular disease. The key elements of our strategy include:

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

•

Optimize the Use of our Sales Force.    We market the SilverHawk through our U.S. direct sales force. Our sales force is highly experienced, has developed strong relationships with our physician users and has established the SilverHawk as an effective tool for the treatment of PAD. We will continue to retain, recruit, train, and develop effective sales personnel who can continue to promote our products. We will also continue to invest in marketing and referral programs to increase the use of our devices.

•

Product Enhancement and New Products.    We focus our research and development efforts on technology enhancements that make the SilverHawk more effective in excising plaque in difficult-to-treat areas. We are developing smaller devices capable of treating lesions in smaller arteries located in the lower legs and feet, as well as devices that will be more effective in treating calcified lesions. We are also focusing on on-board imaging developments that will allow physicians to view plaque excision on a real-time basis, making improvements to catheters that will dramatically reduce procedure time and on the development of new catheters to adequately address patient needs below the knee.

•

SilverHawk Clinical Program.    The TALON Registry has supported the safety and efficacy of the SilverHawk in the treatment of PAD. We understand that the treatment decisions of a segment of physicians are heavily influenced by clinical data from randomized, controlled trials. As a result, to demonstrate the value of the SilverHawk in treating PAD and to increase its adoption, we are currently in the enrollment process for one randomized controlled study and in the planning process for a second randomized controlled study to compare mid- and long-term outcomes after treatment with the SilverHawk versus surgical and endovascular therapy. The first study is a randomized controlled trial, (“PROOF”), comparing outcomes in approximately 400 critical limb ischemia patients treated with SilverHawk versus those treated with bypass surgery. The second study, which is currently being designed, will be a randomized trial, (“STEP-UP”), comparing restenosis rates in intermittent claudication patients treated with SilverHawk versus percutaneous transluminal angioplasty, or PTA.

•

Broadening the FoxHollow Product Portfolio.    We believe that we will be able to leverage our technology, existing sales infrastructure, manufacturing capability and reputation within the physician community to introduce new products and technologies. We intend to supplement our internal development efforts through selective licenses, alliances or acquisitions of complementary products, technologies or businesses that will further enhance our presence in interventional medicine. For example, in 2006, we acquired Kerberos Proximal Solutions, and we now sell the Rinspirator, which removes thrombi, or blood clots, from occluded arteries in patients suffering from PAD or CAD.

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

•

Plaque Analysis Partnership.    The plaque excised during a SilverHawk procedure may be used to study cardiovascular disease at a molecular level. In September 2005, we entered into the Merck Collaboration Agreement through which we agreed with Merck to collaborate on the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression. In September 2006, the Merck Collaboration agreement terminated at the end of its one-year term and we entered into the Amended Merck Collaboration Agreement with Merck. The Amended Merck Collaboration Agreement provides for a research collaboration of four years which may be extended for an additional eleven years. As part of this research collaboration, we will provide Merck with exclusive access to existing atherosclerotic plaque samples collected from patients having vascular disease using the SilverHawk Plaque Excision System as well as new samples to be collected pursuant to agreed upon protocols and criteria. We may derive further revenue from Merck for milestone payments based on the progress of clinical development of any pharmaceutical or diagnostic products arising from work under the research collaboration, as well as royalties on sales of any such products.

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

The Rinspirator Product

The Rinspirator is a single-operator, hand-held device that removes thrombi, or blood clots, from arteries. The Rinspirator has two primary components, consisting of a low profile catheter connected to a manually-activated, hand-held control unit, both of which are disposable.

There are currently four FDA-approved Rinspirator catheter sizes available. All four catheters are approved for use in the peripheral arteries and two are specifically approved for use in both peripheral and coronary arteries. The Rinspirator is designed to infuse physician-specified fluid and remove fluid, fresh, soft emboli and thrombi from the coronary and peripheral vasculature. The procedure is performed under local anesthesia in a catheterization lab.

The Rinspirator is a multi-lumen catheter that has infusion holes located near the distal end of the catheter to dispense an infusible fluid. The central lumen of the catheter is used for aspiration. The catheter’s low-profile allows for easy delivery through a guiding catheter or sheath. With the distal tip of the catheter positioned at the intended treatment site, the Rinspirator, with its accessories, pumps fluid from an external fluid source through the outer lumen of the catheter, while simultaneously aspirating through the distal tip of the catheter’s inner lumen. The infusion’s delivery syringe is fed from a reservoir of physician-specified fluid. The movements of the infusion syringe and the aspiration syringe are mechanically synchronized with each other to provide a combination of simultaneous infusion and aspiration. The aspiration accessories remove fluid from the Rinspirator and collect the aspirant in a waste bag. This allows for temporary storage, inspection, analysis, transport and/or disposal of the aspirated materials.

The Rinspiration Procedure

The Rinspiration treatment procedure is typically performed under local anesthesia in a catheterization lab and involves the following steps:

•

Introducer Sheath Insertion and Angiogram.    With the patient under anesthesia, the physician inserts the introducer sheath, or plastic tube, and guide wire to gain access to the target artery using standard endovascular techniques. An angiogram is then performed by injecting contrast dye into the artery while x-ray pictures are taken, allowing the physician to locate thrombi or blood clots that need to be removed. To prevent the possibility of air embolus, the sheath should be aspirated before angiography.

•

Removal of Thrombus Using the Rinspirator.    The Rinspirator is advanced over the guide wire proximal to the target site of treatment. The physician simultaneously rinses and aspirates the area by squeezing the trigger of the Rinspirator and holding it until the aspiration syringe is filled. In between each squeeze and hold action, the catheter is slowly advanced down the vessel to clear the entire target site. During the Rinspiration procedure additional physician-specified fluids may be infused through the fluid infusion stopcock port. The Rinspirator catheter is then removed from the patient’s body.

•	Assessment and Sheath Removal. An angiogram typically follows the procedure to assess the extent of thrombus removal. The guide wire and introducer sheath are removed, and the access artery is closed.

Clinical Studies

Premarketing Trials

Peripheral.    We have conducted clinical trials to demonstrate the safety and efficacy of the SilverHawk in treating PAD. Our first study was a 105-patient clinical trial in Europe, which began in January 2002. The purpose of the trial was to collect data to submit to the FDA in support of 510(k) clearance for use of the SilverHawk in the peripheral vasculature and to support a European submission. We collected acute and 30-day follow-up data and received our CE Mark to market in Europe in May 2003 and our 510(k) clearance in the United States in June 2003. Our 510(k) clearance is for the treatment of atherosclerosis of the peripheral vasculature. This means that our product may not be marketed in the United States for use in the heart, brain or in specific peripheral anatomy without additional clearances from the FDA. In the United States, the SilverHawk is contraindicated for in-stent restenosis and for use in the carotid, iliac and renal arteries.

Coronary.    In February 2002, we commenced a European safety study in order to obtain a CE Mark for use of the SilverHawk in coronary arteries. We enrolled and treated 146 patients and obtained the right to affix the CE Mark to the SilverHawk for coronary use in October 2002. In October 2004, we received regulatory approval in Europe for use of the SilverHawk to treat in-stent restenosis in coronary arteries. In October 2002, we initiated a trial to support FDA approval of the SilverHawk for use in the coronary arteries. The trial was designed to treat advanced bifurcation lesions, which form in locations where arteries branch. We enrolled 172 out of a planned 250 patients at 15 sites before voluntarily placing the trial on hold in December 2003. Prior to placing the trial on hold, we experienced 37 serious adverse events in treating 28 patients, including 10 perforations, two cases of emergency bypass surgery, three cases of stroke, 14 cases of heart attack and eight patient deaths. We made design modifications to the coronary versions of our devices, and submitted an application to the FDA for a new Investigational Device Exemption, or IDE in 2005. The FDA responded to our IDE application, and we decided that further modifications to our devices were necessary before beginning a new trial in the U.S. to evaluate the safety and efficacy of the SilverHawk in the coronary arteries. We have made additional design modifications including the addition of an imaging element and anticipate commencing clinical trials in Europe by 2008. We cannot predict whether the European clinical trial results will adequately demonstrate the safety and efficacy of the SilverHawk for use in coronary arteries.

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

Reintervention data gathered through our TALON registry has been published, but we cannot provide any assurance that the published data is compelling to the medical community because it may not be scientifically meaningful and does not directly compare the outcomes of the SilverHawk procedure to the outcomes from alternative procedures. Clinical studies that have been conducted with the SilverHawk, as well as clinical experiences recorded in the TALON registry, have involved procedures performed by physicians who are technically-proficient and high-volume users of the SilverHawk. Consequently, both short and long-term results reported in these studies and the TALON registry may be significantly more favorable than typical results of practicing physicians, which could negatively impact rates of adoption of the SilverHawk.

We are currently in the enrollment process for one randomized controlled study and in the planning process for a second randomized controlled study to compare mid- and long-term outcomes after treatment with the SilverHawk versus surgical and endovascular therapy. The first study is a randomized controlled trial, (“PROOF”), comparing outcomes in approximately 400 critical limb ischemia patients treated with SilverHawk versus those treated with bypass surgery. The second study, (“STEP-UP”), which is currently being designed, will be a randomized controlled trial comparing restenosis rates in intermittent claudication patients treated with SilverHawk versus percutaneous transluminal angioplasty, or PTA. We expect to conduct this study at 20 sites located in the U.S. and enrollment is expected to be completed by mid-2008.

In 2006, we initiated a 100-patient registry, (“SWIFT”), to evaluate acute safety and six and 12 month patency rates as observed by an independent duplex core laboratory. The study has been slower to enroll than initially anticipated and we announced in January 2007 that we were discontinuing this registry. We plan to reallocate the resources previously committed to SWIFT to the new randomized trial under development comparing SilverHawk to PTA.

Studies Relating to New Technologies and Devices:    We have several studies planned to evaluate the safety and efficacy of new technologies intended to increase device versatility. The first study will collect data to submit to the FDA in support of 510(k) approval for use of optical coherence tomography, or OCT, to visualize vessel wall structure. To date, approximately 20 patients have been treated in Europe with the OCT, or NightHawk, device which uses onboard visualization technology. A second study will evaluate the safety and efficacy of a calcium cutting device, or RockHawk, a modified version of the SilverHawk optimized for the treatment of calcified lesions. This study will be conducted in conjunction with the eV3 SpideRX endovascular device to seek approval for treatment of severely calcified lesions in the peripheral arteries. We also plan to evaluate local delivery of therapeutic agents to the vessel wall as a means of further reducing restenotic events following SilverHawk treatment. We cannot predict the outcomes of such trials or whether the results will adequately demonstrate the safety and efficacy of these new devices for use in the peripheral arteries.

TALON Registry.    We completed enrollment in a registry called TALON with participating sites to track outcomes of patients whose legs have been treated with the SilverHawk. We voluntarily initiated this registry with certain sites following our FDA clearance for the SilverHawk. The primary purpose of the registry was to capture acute data, tissue specimens and short and long-term data on reintervention rates. The TALON registry was open to all physicians at participating sites that were willing and able to collect patient data. Each participating physician committed to enrolling all SilverHawk patients and tracking them to obtain follow-up data to reflect the average patient’s experience. Participating TALON sites had to secure IRB approval and patients’ informed consent prior to site initiation and patient enrollment. The protocol established the objectives of the study, required the device to be used for its intended use in peripheral arteries and required the collection of blood and tissue for subsequent analysis. Following a SilverHawk procedure, a case report form was completed to record certain acute and post-procedure data and patients were requested to return to the center at six- and twelve-month intervals to ensure that post-procedure data could be recorded. This prospective, noncontrolled, nonrandomized registry commenced enrollment in September 2003 and was closed in July 2005. Data from the Talon Registry was published in the Journal of Endovascular Therapy in 2006.

Merck Research Programs.    We have several registries underway to collect tissue specimens for collaborative research activities with Merck. The samples collected under these study protocols are focused on certain patient groups and lesion types. Samples are being collected from patients with lower extremity PAD following use of the SilverHawk device. In addition, samples from patients undergoing routine carotid endarterectomy procedures are also being collected for research purposes. The primary purpose of these registries is to evaluate the gene and protein profiles of the collected specimens and identify novel biomarkers.

In addition to the above referenced tissue collection registries, several other studies are being conducted in support of the Amended Merck Collaboration Agreement. We are currently enrolling patients in a multi-center, randomized, double-blind placebo controlled study to evaluate the effect of approved therapeutic agents on the gene and protein profiles of excised plaque. Patients with bilateral disease have their first limb treated with SilverHawk, are randomized to drug or placebo and then have their second limb treated with SilverHawk. One-hundred and twelve patients had their first SilverHawk procedure and 76 patients had completed enrollment by November 2006. We expect to complete enrollment of 150 patients by mid- 2007. A second study is being performed at several U.S. sites to evaluate the correlation of arterial imaging and biomarkers in plaque. We expect to complete enrollment for this study by March 2007. We are also conducting early phase clinical trials to evaluate the safety and efficacy of drugs in patients with PAD. In these studies, claudication patients with PAD will be randomized to drug or placebo. Tissue from these procedures will be analyzed to evaluate early indicators of drug efficacy based on the protein and gene expression profiles of the collected material. We cannot predict the outcomes of such trials or whether the information from the tissue analysis will yield the expected results.

Sales and Marketing

We market and sell the SilverHawk and Rinspirator through a direct sales force in the United States. As of December 31, 2006, we had 225 employees in our sales organization, including 187 direct sales representatives and 38 members of sales management including our vice president of sales. Our sales force is organized by geographic sales territories, and each territory is managed by a district sales manager, or direct sales representative, who acts as the primary customer contact. Our regional sales managers supervise the district sales managers and also focus on maintaining key customer relationships. While we sell directly to hospitals, interventional physicians typically drive the purchasing decision.

Initially, our sales and marketing efforts focused primarily on targeting high volume practitioners among the approximately 4,000 U.S. interventional cardiologists. We targeted interventional cardiologists because they generally have experience with similar catheter-based procedures, such as angioplasty. In addition, there is a high correlation between CAD and PAD. Consequently, cardiologists are well positioned to screen for, and often do screen for PAD in patients experiencing coronary symptoms, resulting in diagnosis and treatment of patients who might otherwise remain undiagnosed. We also market to the approximately 2,100 vascular surgeons and 4,000 interventional radiologists practicing in the United States. Vascular surgeons treat PAD both endovascularly and through invasive surgical procedures such as leg artery bypass and amputation. In our efforts to reduce the number of these invasive procedures performed, we have recently focused sales and marketing efforts on vascular surgeons. In the last year, these efforts have led to an increase in the number of vascular surgeons currently using the SilverHawk technology.

Physician referrals and peer-to-peer selling are critical elements of our sales strategy. Our sales force helps interventional physicians develop referral networks to supplement their existing patient populations. Potential referrals come from general practitioners, podiatrists, nephrologists and endocrinologists.

We have operated mainly in the United States, and 99%, 100% and 99% of our sales were made in U.S. dollars for the years ended December 31, 2006, 2005 and 2004, respectively. International sales in 2006 did not account for a significant portion of total sales, and we do not expect them to account for a significant portion of sales in the foreseeable future. We do not have a direct sales force outside of the United States. As of December 31, 2006, we had two distribution agreements in place in two countries in Europe, one agreement in place with a distributor in Japan that is assisting us in applying for regulatory approval to market the SilverHawk in Japan and one agreement in place with a distributor in Hong Kong.

As of December 31, 2006, our marketing department consisted of 21 employees who report to a vice president of marketing. Our marketing program focuses on:

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

Competition

We believe that the SilverHawk and the Rinspirator compete primarily on the basis of:

•	their ability to treat PAD safely and effectively;

•	predictable clinical performance;

•	ease of use;

•	adequate third-party reimbursement; and

•	brand and name recognition.

We believe that we compete favorably with respect to these factors, although there can be no assurance that we will be able to continue to do so in the future or that new devices that perform better than the SilverHawk and Rinspirator will not be introduced. We believe that our continued success depends on our ability to:

•	continue to innovate and maintain scientifically advanced technology;

•	enhance the capability and ease of use of the SilverHawk and the Rinspirator;

•	demonstrate the clinical safety and efficacy of the SilverHawk through clinical studies;

•	attract and retain skilled scientific and sales personnel;

•	obtain patents or other protection for our products;

•	obtain and maintain regulatory approvals;

•	manufacture the SilverHawk and the Rinspirator in commercial quantities; and

•	successfully market and sell the SilverHawk and Rinspirator devices.

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of our competitors have significantly greater financial and human capital resources than we do and have established reputations with our target customers, as well as worldwide distribution channels that are more effective than ours. These competitors include Abbott Laboratories, Boston Scientific, Cook, Johnson & Johnson and Medtronic. We also compete against smaller manufacturers including, among others: ev3, a manufacturer of peripheral vascular stents; Spectranetics, a manufacturer of excimer lasers for the treatment of coronary artery disease and PAD, Angioscore, a manufacturer of angioplasty devices, Possis Medical, a manufacturer of thrombectomy devices and W. L. Gore, (Medical Products Division), a manufacturer of endoprostheses stent-grafts. There are also several other companies that provide products used by surgeons in peripheral bypass procedures. In addition, we compete against existing drug therapy treatments manufactured by many major pharmaceutical companies, including Otsuka Pharmaceutical, the manufacturer of Pletal, and Sanofi Aventis, the manufacturer of Plavix.

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

Manufacturing

We manufacture the SilverHawk and Rinspirator with components supplied by vendors and incorporate assemblies manufactured both in-house and by approved vendors. Assemblies manufactured at FoxHollow include the cutter driver, torqueshaft and driveshaft. All other components and subassemblies are supplied by approved vendors. We then assemble, test, package, and ship finished product to a contract sterilization facility. The sterilization facility sends samples to an independent laboratory to test for sterility.

Purchased components for the SilverHawk are available from more than one supplier, with four exceptions. We rely on one vendor for our torque shaft, one vendor for our cutting blade motor, one vendor for our cutter assembly, and one vendor for our tip housing. For the Rinspirator, we rely on one vendor for the hub and one vendor for the dual lumen extrusions. These components are critical to the SilverHawk and the Rinspirator and there are few alternative sources of supply for them. We do not carry a significant inventory of these components. Establishing additional or replacement suppliers for any of the components used in our products, if required, may not be accomplished quickly and could involve significant additional costs. We have entered into supply agreements with the providers of the lubricating coating for our catheters, the tip housing, the cutter assembly and the flex circuit for the cutter driver. Our other suppliers have no contractual obligations to supply us with, and we are not contractually obligated to purchase from them, any of the other components used in our devices. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components would limit our ability to manufacture our product and could have a material adverse effect on our business, financial condition and results of operations.

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

To meet the growing demand for the SilverHawk, in the third quarter of 2005, we consolidated manufacturing operations into our Redwood City, California, building, which serves as our headquarters. This 60,000 square foot facility represents a three-fold increase over our previous facility. This expansion of our manufacturing facility has resulted in expanded production area and clean room space and enhanced research and development labs. The completion of the facility expansion increased our production capacity from approximately 15,000 to 25,000 units per quarter. In addition, during 2007 we plan to consolidate the production of our Rinspirator product into our Redwood City manufacturing facility, which will allow us to leverage our existing manufacturing infrastructure to increase production of the Rinspirator. However, during this transition we may experience difficulties that could impact our ability to meet the demand for both products. Manufacturers often experience difficulties in increasing production, including problems with production yields and quality control and assurance. If we are unable to manufacture the SilverHawk and Rinspirator to meet demand, we would not fulfill expectations for the growth of our business.

Our operations are subject to regulatory requirements relating to the environment, waste management and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal and remediation of hazardous substances. We cannot ensure that we will not incur material costs or liability in connection with our operations, or that our past or future operations will not result in claims or injury by employees or the public. Environmental laws and regulations could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. Our leased Redwood City facility sits on property formerly occupied by Rohm & Haas and Occidental Chemical Company and contains residual contamination in soil and groundwater from these past industrial operations. Rohm & Haas and Occidental Chemical Company previously performed soil remediation on the property under the supervision of the California Regional Water Quality Control Board. Rohm & Haas has indemnified the owner of the facility and its tenants against costs associated with the residual contamination.

We have registered with the Food and Drug Administration, or FDA, as a medical device manufacturer and have obtained a manufacturing license from the California Department of Health Services, or CDHS, Food and Drug Branch, or FDB. We and our component suppliers are required to manufacture our products in compliance with the FDA’s Quality System Regulation, or QSR. The QSR regulates extensively the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. Our Redwood City facility was inspected by the FDA in June 2006, and four minor observations were noted. We corrected the observations, and the responses were submitted to the FDA. An FDA audit was completed in August 2006, and no observations were noted. Our Cupertino facility was inspected by the FDA in July 2006, with no observations noted. Our failure or the failure of our component suppliers to maintain compliance with the QSR requirements could result in the shutdown of our manufacturing operations or the recall of our products, which would have a material adverse effect on our business. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We also could be subject to injunctions, product seizure, and civil or criminal penalties. In addition, we are subject to inspection by the FDB to determine our compliance with the QSR and other regulations. The Redwood City facility was inspected by the CDHS (FDB) in May 2006 and one minor observation was noted. Our response to this observation has been accepted by the CDHR (FDB) and we believe that we are in substantial compliance with the QSR. We have opted to maintain quality assurance and quality management certifications to enable us to market our products in the member states of the European Union, the European Free Trade Association and countries which have entered into Mutual Recognition Agreements with the European Union. Our Redwood City and Cupertino facilities are EN 13485:2003 certified. We cannot assure you that we comply with all applicable manufacturing regulations.

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

Existing Category 1 CPT billing codes describe atherectomy procedures and have been used by physicians to submit claims for payment for the SilverHawk procedure. Third-party payment amounts for hospitals and physicians can vary substantially depending on the payors’ coverage and reimbursement policies. Market acceptance of our products is dependent on adequate payment levels and coverage policies from such payors.

In 2006, national average Medicare hospital payment rates for atherectomy procedures were APC 081, $2,515 for outpatient services, DRG 479, $7,437 for inpatient stays without complications and comorbidities, DRG 554, $10,676 for inpatient stays with complications and comorbidities, and DRG 553, $15,945 for inpatient stays with comorbidities, complications and major cardiovascular illnesses. The new rates recently issued for 2007 are APC 081, $2,640 for outpatient services, DRG 479, $7,645, DRG 554, $11,108, and DRG 553, $15, 965, for inpatient stays. These figures are inclusive of supplies such as the SilverHawk; additional reimbursement for the device is not available. These amounts can vary substantially by geographical region and by facility. Payment rates of other third-party payors may be consistent with Medicare rates, or they may be higher or lower, depending on their particular reimbursement methodology. Because of the wide variability, it is not possible to identify an average rate for other third-party payors.

Research and Development

As of December 31, 2006, we had 27 employees in our research and development department, who report to a senior vice president of research and development. The major focus of this group is to leverage our existing technology platforms for new applications. Future research and development efforts will involve continued enhancements to and cost reductions for the SilverHawk and other products. We will also explore the development of other products that can be derived from our core technology platform and intellectual property. Currently, the three major areas of technological focus for the research and development department are onboard imaging developments that will allow physicians to view plaque excision on a real-time basis, improvements to catheters that will reduce procedure time, and new catheters to address unmet patient needs below the knee. Our research and development team works together with our corporate development, sales and marketing organizations to set development priorities and to beta test new product variations based on communicated customer needs. The feedback received from beta testing is incorporated into successive design iterations until a new product is ready for release. Research and development expenses were $20.1 million, $10.3 million and $6.2 million for the fiscal years ended December 31, 2006, 2005 and 2004, respectively.

Patents and Proprietary Technology

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2006, we had seven issued U.S. patents primarily covering the cutting blade and tissue excision and four issued US patents primarily covering aspiration and recanalization. In addition, as of December 31, 2006, we had 21 pending U.S. patent applications and 18 pending foreign patent applications. We intend to file for additional patents to strengthen our intellectual property rights.

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

Occasionally, we may learn about patents owned by third parties that appear to have claims relevant to the SilverHawk or our other products. In particular, we are aware of patent families related to catheter positioning and atherectomy, or plaque removal, owned or licensed by Abbott Laboratories. With regard to the atherectomy patents, one of our founders, Dr. John Simpson, founded a company prior to founding our company that developed an atherectomy device that is currently sold by Abbott, and he is a listed inventor on several patents covering that device. Those patents are now also held by Abbott. Because of a doctrine known as “assignor estoppel,” if any of Dr. Simpson’s earlier patents are asserted against us by Abbott, we may be prevented from asserting an invalidity defense regarding those patents, and our defense may be compromised. Abbott has significantly greater financial resources than we do to pursue patent litigation and can assert these patent families against us at any time.

An adverse determination in litigation or interference proceedings to which we may become a party relating to any of the above patents or any other patents could subject us to significant liabilities to Boston Scientific or other third parties or require us to seek licenses from Boston Scientific or other third parties. Furthermore, if we are found to willfully infringe these patents, we could, in addition to other penalties, be required to pay treble damages. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may not be able to redesign the SilverHawk or other products to avoid infringement. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling the SilverHawk or other products, which would have a significant adverse impact on our business.

Government Regulation

The SilverHawk and the Rinspirator are medical devices subject to extensive and rigorous regulation by the FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. We currently market the Rinspirator in the United States under a 510(k) clearance for the infusion of physician specified fluids and the removal/aspiration of fluid, fresh, soft emboli and thrombi from the coronary and peripheral vasculature. We currently market the SilverHawk in the United States under a 510(k) clearance for treatment of atherosclerosis in the peripheral vasculature. This means that the SilverHawk may not be marketed for use in the heart or brain, or in specific peripheral anatomy, without additional clearances from the FDA. In the United States, the SilverHawk is contraindicated for in-stent restenosis, for use in the carotid arteries and for use in the iliac or renal vasculature. We will be required to submit and obtain premarket approval of the SilverHawk for use in treating coronary lesions prior to marketing our device for this indication. Obtaining premarket approval is significantly more difficult than obtaining 510(k) clearance, and any premarket approval, or PMA, submission will require clinical data supporting the safe and effective use of the device in coronary indications. We cannot assure you that we will successfully complete a clinical trial in coronary artery disease patients or will submit and obtain approval for the SilverHawk for use in treating coronary lesions. The FDA regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

•	product design, development and manufacture;

•	product safety, testing, labeling and storage;

•	premarketing clearance or approval;

•	record keeping procedures;

•	product marketing, sales and distribution; and

•	post-marketing surveillance, reporting of deaths or serious injuries and medical device reporting.

The FDA’s Premarket Clearance and Approval Requirements.    Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior 510(k) clearance or approval of a PMA from the FDA. Medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring premarket approval. The SilverHawk and the Rinspirator are Class II devices and both devices have received 510(k) clearance.

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

The MDR regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. For the fourth quarter of 2006, the FDA has received 11 medical device reports associated with procedures where the SilverHawk was used and one associated procedure where the Rinspirator was used.

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the CDHS. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDHS to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Our Redwood City facility was inspected by the FDA in June 2006 and four minor observations were noted. We corrected the observations, and the responses were submitted to the FDA. An FDA audit was completed in August 2006 and no observations were noted. Our Cupertino facility was inspected by the FDA in July 2006 and no observations were noted. In addition, we are subject to inspection by the FDB to determine our compliance with the QSR and other regulations. Our Redwood City facility was inspected by the CDHS (FDB) in May 2006 and one minor observation was noted. Our response to this observation has been accepted by the CDHS (FDB). There were no findings that involved a material violation of regulatory requirements and we believe that we are in substantial compliance with the QSR.

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

The primary regulatory environment in Europe is that of the European Union, which has adopted numerous directives and has promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Such an assessment is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 13845 certification is a voluntary harmonized standard. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. We have the authorization to affix the CE Mark to the SilverHawk and to commercialize the device in the European Union for both peripheral and coronary indications. In 2006, we obtained approvals to market the SilverHawk in Hong Kong and Thailand. The submission to obtain approvals to market the SilverHawk in China is in process and we anticipate approval in mid-2007. At this time discussions are underway to initiate appropriate trials to commence the process to obtain commercial approvals in Japan; however, no Japanese approval is anticipated before late 2010. The Rinspirator is not approved for use outside of the United States.

Employees

As of December 31, 2006 we had 553 employees, including 153 employees in manufacturing, 225 employees in sales, 22 employees in marketing, 64 employees in clinical, regulatory and quality assurance, 61 employees in general and administrative, and 28 employees in research and development. We believe that our future success will depend on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union or are parties to a collective bargaining agreement, and we believe our employee relations are good.

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

Factors Affecting Future Operating Results

The instability we may experience based on our continued management changes and involvement in arbitration or litigation related to those changes may further depress the price of our stock.

In 2006, we went through a period of transition and replaced our president and chief executive officer, chief operating officer, vice president of U.S. sales and vice president of marketing. Recently, we hired a new senior vice president of sales to replace the prior vice president of sales we appointed in January 2006. In addition, Dr. Simpson, our chief executive officer and president, has indicated that if we find a suitable replacement, he plans to transition out of his current role by the end of 2007 into a position focused on research and development of new company products. As we search for and hire a new president and chief executive officer, we may again experience a period of instability. We are already the subject of litigation by stockholders who have suffered losses in the value of our stock during periods of transition, and we may incur costs or liabilities as a result of the departure of former employees. In any arbitration or litigation proceeding involving former employees we intend to defend ourselves vigorously which may be expensive. We retain employment practices liability and director and officer liability insurance but there can be no guarantee that such insurance will cover the claims that are made or will insure us fully for all losses on covered claims. Any such arbitration or litigation may distract our management and consume resources that would otherwise have been directed toward achieving our operating plan and generating increased revenue, which may further cause a decline in our stock price.

We depend substantially on a single product, the SilverHawk, which we commercially launched in the United States at the beginning of 2004. If the SilverHawk fails to further penetrate the market or loses market acceptance, our business will suffer.

The SilverHawk is our main product, and we are largely dependent on it. We expect that sales of the SilverHawk in the United States will account for a substantial portion of our revenue for the foreseeable future. Growth in demand for the SilverHawk has slowed and our failure to generate additional demand may negatively impact our operating revenue. We do not know if the SilverHawk will be successful over the long-term and it is possible that demand for the SilverHawk may decline over time. Market acceptance of the SilverHawk may be hindered if physicians are not presented with compelling data from long-term studies of the safety and efficacy of the SilverHawk compared against alternative procedures, such as angioplasty, stenting or bypass grafting. We recently initiated enrollment for PROOF, a study comparing treatment with the SilverHawk to bypass grafting, but it will be more than a year before initial data is available from that study and several years until the study is concluded and final data is available. Other reasons that may influence the rate of SilverHawk adoption include the time required to perform the procedure and the lack of on-board visualization capability. If we are unable to make certain design improvements to the SilverHawk, we may be unable to generate new customers or retain our existing customers. Failure of the SilverHawk to significantly penetrate current or new markets would negatively impact our business, financial condition and results of operations.

There exist limited long-term data regarding the safety and efficacy of the SilverHawk. Future long-term data may not be positive or consistent with data currently available, which would affect the rate at which our device is adopted.

Our success depends heavily on acceptance of the SilverHawk by the medical community as safe and effective. Important factors upon which the efficacy of the SilverHawk will be measured are long-term data on the rate of restenosis, or plaque regrowth following our procedure, and the corresponding duration of patency, or openness of the artery. Another important factor that physicians will consider is the rate of reintervention, or retreatment, following the SilverHawk procedure. Because our technology is relatively new in the treatment of PAD, to date there have been a limited number of single-center, clinical experiences with limited patient populations that have measured short and mid-term restenosis and patency rates up to one year following treatment. None of these studies were conducted by us. We are and will be conducting studies designed to measure restenosis rates or patency rates after treatment with the SilverHawk and compare outcomes in a randomized manner to alternative procedures. These studies may be expensive and time consuming and the results may not prove favorable for the SilverHawk device.

While subset data from the TALON registry regarding restenosis and patency rates were recently published, we cannot provide any assurance that the published data will be compelling to the medical community, because it may not be scientifically meaningful. In addition, the long-term effects of the SilverHawk procedure are not known.

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

We may acquire companies, products or technologies that we believe to be complementary to the present or future direction of our business. If we engage in such acquisitions, we may have difficulty integrating the acquired personnel, financials, operations, products or technologies. For example, on September 12, 2006, we acquired Kerberos Proximal Solutions, Inc. and we are now beginning to sell the Rinspirator. We may find that we are unable to gain market share or physician acceptance for this product. In addition, we may experience difficulties with transitioning the manufacturing of the Rinspirator to our facilities and the Rinspirator may be subject to regulatory and intellectual property risks that are different from those that we have encountered with the SilverHawk. In addition to the Kerberos acquisition, we may acquire other companies and product lines or enter into distribution agreements. Acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, subject us to liabilities, and increase our risk of litigation, all of which could harm our business. If we use cash to acquire companies, products or technologies, it may divert resources otherwise available for other purposes. If we use our common stock to acquire companies, products or technologies, our stockholders may experience substantial dilution.

We depend on skilled and experienced personnel to operate our business effectively. If we are unable to recruit, hire and retain these employees, our ability to manage and expand our business will be harmed, which would impair our future revenue and profitability.

Our success largely depends on the skills, experience and efforts of our officers and other key employees. Any of our officers and other key employees may terminate their employment at any time. In December 2005 our president and chief executive officer retired from our company. Since then, our vice president of sales and vice president of marketing have resigned. In addition, we decided to replace our chief operating officer and the senior vice president of sales that we appointed in January 2006. In addition, our current chief executive officer and president has indicated that if we find a suitable replacement, he plans to transition out of his current role by the end of 2007 into a position focused on research and development of new company products. We can not provide any assurance that we will find a qualified and acceptable replacement for the position of chief executive officer. In addition, we could lose some members of our senior management depending on who is selected to fill that position. The further loss of any of our senior management team could harm our business. Our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We may not be able to meet our future hiring needs or retain existing personnel. We will face particularly significant challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees. Failure to attract and retain personnel, particularly technical and sales and marketing personnel, would harm our ability to compete effectively and grow our business. The announcement of the loss of one of our key employees could further negatively affect our stock price.

We have a limited history of operations and a history of net losses that may prevent us from sustaining profitability.

We have a limited history of operations upon which you can evaluate our business. In particular, we incurred net losses of $12.2 million in 2006, $11.6 million in 2005 and $29.9 million in 2004. As of December 31, 2006, we had an accumulated deficit of $97.3 million. We commenced full commercial sales of the SilverHawk in January 2004, and our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price. For example, the field inventory for SilverHawk product can fluctuate significantly and we believe has fluctuated in the past making it difficult to forecast product revenue. In addition, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for the SilverHawk and the Rinspirator and devote resources to our sales and marketing programs and research and development activities. Our failure to achieve profitability could negatively impact the market price of our common stock.

Our future growth depends on physician adoption of the SilverHawk and the Rinspirator, which requires physicians to change their screening and referral practices.

Although there is a significant correlation between PAD and coronary artery disease, many physicians do not routinely screen for PAD while screening for coronary artery disease. We target our sales efforts to interventional cardiologists and vascular surgeons because they are often the primary care physicians diagnosing and treating PAD. However, the initial point of contact for many patients may be general practitioners, podiatrists, nephrologists or endocrinologists, each of whom commonly treats patients experiencing complications resulting from PAD. If we do not educate referring physicians about PAD in general and the existence of the SilverHawk and Rinspirator in particular, they may not refer patients to interventional cardiologists, vascular surgeons or interventional radiologists for the SilverHawk and Rinspirator procedures, and those patients may instead be surgically treated or treated with an alternative interventional procedure. If we are not successful in educating physicians about screening for PAD or about referral opportunities, our ability to increase our revenue may be impaired.

Our ability to market the SilverHawk in the United States is limited to use in peripheral vessels and our ability to market the Rinspirator in the United States is limited to use in peripheral and coronary vessels. If we want to expand our marketing claims, we will need to file for additional FDA clearances or approvals and conduct further clinical trials, which would be expensive and time-consuming and may not be successful.

For the SilverHawk we have FDA approval in the United States for treatment of atherosclerosis in the peripheral vasculature. This general clearance restricts our ability to market or advertise the SilverHawk for any specific indication within the peripheral arteries, which limits our ability to market the SilverHawk and could affect our growth. Off-label use of the SilverHawk outside the peripheral vasculature, in coronary and carotid arteries, has occurred and is likely to continue. In addition, off-label use for treatment of in-stent restenosis has occurred and is likely to continue. For the Rinspirator we have FDA clearance in the United States for treatment of thrombi in the peripheral and coronary vasculature. This general clearance restricts our ability to market or advertise the Rinspirator for any specific indication within the peripheral and coronary arteries, which limits our ability to market the Rinspirator and could affect our growth. While off-label uses of medical devices are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications regarding such off-label use. We may not actively promote or advertise the SilverHawk or the Rinspirator for off-label uses. In addition, we cannot make comparative claims regarding the use of the SilverHawk or the Rinspirator against any alternative treatments without conducting head-to-head comparative clinical studies, which would be expensive and time consuming. If our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to FDA warnings or enforcement action.

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

The growth that we have experienced, and in the future may experience, presents challenges to our company requiring us to rapidly expand our organization. For example, we will need to hire a significant number of people to meet the requirements of the Amended Merck Collaboration Agreement. If we do not deliver the product and data required by this agreement our relationship with Merck may be harmed. Expansion in our organization may result in less experienced people producing and selling our product, which could result in unanticipated costs and disruptions to our operations. If we cannot scale and manage our business appropriately, our anticipated growth may be impaired and our financial results will suffer.

We have limited experience manufacturing the SilverHawk and the Rinspirator in commercial quantities which could adversely impact our business.

Because we have only limited experience in manufacturing the SilverHawk and Rinspirator in commercial quantities, we may encounter unforeseen situations that would result in delays or shortfalls. For example, in June 2004, we initiated a voluntary recall of two lots of the SilverHawk due to the possibility of improper sterilization at one of two approved sterilization facilities. We may encounter difficulties and delays in manufacturing our products for the following additional reasons:

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

In addition, during 2007 we plan to consolidate the production of our Rinspirator product into our Redwood City manufacturing facility which will allow us to leverage our existing manufacturing infrastructure to increase production of the Rinspirator. However, during this transition we may experience difficulties that could impact our ability to meet the demand for both products. Manufacturers often experience difficulties in increasing production, including problems with production yields and quality control and assurance. If our manufacturing operations are unable to meet demand for our products, our revenue could be impaired, market acceptance for our products could be adversely affected, and our customers might instead purchase our competitors’ products. Additionally, although we maintain business interruption insurance, there can be no assurance that the proceeds of such insurance would be sufficient to offset any loss that we might incur or that we would be able to retain our customer base if operations were disrupted.

We depend on third-party vendors in our manufacturing operations, making us vulnerable to supply shortages and price fluctuations that could harm our business.

We currently rely on third-party vendors for the manufacture of most of the components used in the SilverHawk and the Rinspirator. Our reliance on these vendors subjects us to a number of risks that could impact our ability to manufacture our product and harm our business, including:

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

We depend on single and limited source suppliers for some of the components of the SilverHawk and the Rinspirator, and if any of those suppliers are unable or unwilling to produce these components or supply them in the quantities that we need, we would experience manufacturing delays as a result.

We rely on single and limited source suppliers for several of the components of the SilverHawk and the Rinspirator. For example, for the SilverHawk, we rely on one vendor for our torque shaft, one vendor for our cutting blade motor, one vendor for our cutter assembly, and one vendor for our tip housing. For the Rinspirator, we rely on one vendor for the hub and one vendor for the dual lumen extrusions. These components are critical to the SilverHawk and the Rinspirator and there are few alternative sources of supply for them. We do not carry a significant inventory of these components. Identifying and qualifying additional or replacement suppliers for any of the components used in the SilverHawk and the Rinspirator, if required, may not be accomplished quickly or at all and could involve significant additional costs. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components used to manufacture the SilverHawk and the Rinspirator would limit our ability to manufacture our product and could therefore have a material adverse effect on our business, financial condition and results of operations.

The use, misuse or off-label use of the SilverHawk and Rinspirator may result in injuries that lead to product liability suits, which could be costly to our business.

We neither provide training for physicians nor require that physicians be trained in the use of the SilverHawk and the Rinspirator devices by a third party because we market primarily to physicians who are skilled in the interventional techniques required to use our device. Although the SilverHawk is cleared by the FDA for the treatment of atherosclerosis in the peripheral vasculature, we have indicated through our marketing efforts that certain treatment locations, such as arteries below the knee or above the leg, are not suited for physicians with limited experience using the device. There may be increased risk of injury if such physicians attempt SilverHawk procedures in peripheral arteries in these areas of the body. Not requiring training specific to the use of our device in various parts of the body may expose us to greater risk of product liability if injuries occur during the SilverHawk procedure. If demand for the SilverHawk continues to grow, less skilled surgeons will likely use the device, potentially leading to more injury and an increased risk of product liability.

The use or misuse of the SilverHawk in the peripheral and coronary arteries has in the past resulted, and may in the future result, in complications, including damage to the treated artery, internal bleeding, limb loss and death, potentially leading to a product liability claim. The SilverHawk is not FDA-cleared or approved for treatment of carotid arteries, which are arteries leading to the brain, coronary arteries, iliac or renal vasculature or in-stent restenosis in the United States. Our sales force does not promote the product for off-label uses, and our U.S. instructions for use specify that the SilverHawk is not intended for use in the coronary arteries, carotid arteries or iliac or renal vasculature. However, we cannot prevent a physician from using the SilverHawk for these off-label applications. The application of the SilverHawk to coronary arteries, as opposed to peripheral arteries, is more likely to result in complications that have serious consequences. For example, if excised plaque were not captured properly in our device, it could be carried by the bloodstream to a narrower location, blocking a coronary artery, leading to a heart attack, or blocking an artery to the brain, leading to a stroke. We have had three reported incidents of stroke in our halted coronary trial, which may have been caused by excised arterial plaque entering the bloodstream. If the SilverHawk is defectively designed, manufactured or labeled, contains defective components or is misused, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us.

The use or misuse of the Rinspirator in the peripheral and coronary arteries may in the future result in complications, including damage to the treated artery, internal bleeding, limb loss and death, potentially leading to a product liability claim. The Rinspirator is not FDA-cleared or approved for treatment of carotid arteries, which are arteries leading to the brain, in the United States. Our sales force does not promote the product for off-label uses, and our U.S. instructions for use specify that the Rinspirator is intended for use in the coronary and peripheral arteries. However, we cannot prevent a physician from using the Rinspirator for off-label applications. The application of the Rinspirator to carotid arteries, as opposed to coronary or peripheral arteries, may result in complications that have serious consequences. For example, if excised plaque were not captured properly in our device, it could be carried by the bloodstream to a narrower location, blocking a carotid artery, leading to a stroke. If the Rinspirator is defectively designed, manufactured or labeled, contains defective components or is misused, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us.

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

With regard to the SilverHawk, we compete against very large and well-known stent and angioplasty device manufacturers, including Abbott Laboratories, Boston Scientific, Cook, Johnson & Johnson and Medtronic. We also compete against smaller manufacturers, including, among others: ev3, a manufacturer of peripheral vascular stents and angioplasty devices; Spectranetics, a manufacturer of excimer lasers for the treatment of coronary artery disease and PAD; W. L. Gore, (Medical Products Division), a manufacturer of endoprostheses stent-grafts, and Angioscore, a manufacturer of angioplasty devices. There are also several other companies that provide products used by surgeons in peripheral bypass procedures. Other competitors include pharmaceutical companies that manufacture drugs for the treatment of mild to moderate PAD. With regard to the Rinspirator, we compete against Possis Medical, ev3, Vascular Solutions, and several other manufacturers of aspiration catheters. Many of our competitors have significantly greater financial and human capital resources than we do and have established reputations, as well as worldwide distribution channels that are more effective than ours. Competition with these companies could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

The market for medical devices is highly competitive, dynamic, and marked by rapid and substantial technological development and product innovations. There are few barriers that would prevent new entrants or existing competitors from developing products that compete directly with ours. Demand for our products could be diminished by equivalent or superior products and technologies offered by competitors. For example, drug-eluting stents have been developed for treating coronary artery disease and have been rapidly adopted. Cook Group is currently conducting clinical trials for the use of drug-eluting stents and Edwards Lifesciences is conducting clinical trials for the use of non-drug-eluting stents in the peripheral vasculature, each of which, if successful, may impact future SilverHawk sales. We are also aware of at least two other companies, Cardiovascular Systems, Inc. and Pathway Medical, developing plaque-removal devices intended for the treatment of PAD. If we are unable to innovate successfully or if new competitors emerge, our products could become obsolete, and our revenue would decline as our customers purchase our competitors’ products.

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

We are aware of patents held by Abbott Laboratories that may be asserted against us in litigation that could be costly and could limit our ability to sell the SilverHawk or other products.

We are aware of patent families related to catheter positioning and atherectomy, or plaque removal, owned or licensed by Abbott Laboratories. With regard to atherectomy patents, one of our founders, Dr. John Simpson, founded a company prior to founding our company that developed an atherectomy device that is currently sold by Abbott, and he is a listed inventor on several patents covering that device. Abbott’s device is currently marketed and sold for use in coronary arteries. We are not currently aware of any claims Abbott has made or intends to make against us. Because of a doctrine known as “assignor estoppel,” if any of Dr. Simpson’s earlier patents are asserted against us by Abbott, we may be prevented from asserting an invalidity defense regarding those patents, and our defense may be compromised. Abbott Laboratories has significantly greater financial resources than we do to pursue patent litigation and can assert these patent families against us at any time. Adverse determinations in such litigation could prevent us from manufacturing or selling the SilverHawk or other products, which would have a significant adverse impact on our business.

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

If we fail to obtain and maintain necessary regulatory clearances or approvals for the SilverHawk and the Rinspirator, or if clearances or approvals for future products and indications are delayed or not issued, our commercial operations would be harmed.

The SilverHawk and the Rinspirator are medical devices that are subject to extensive regulation by the FDA in the United States and by regulatory agencies in other countries where we do business. Government regulations specific to medical devices are wide-ranging and govern, among other things:

•	product design, development and manufacture;

•	product safety, testing, labeling and storage;

•	premarketing clearance or approval;

•	record keeping procedures;

•	product marketing, sales and distribution; and

•	post-marketing surveillance, reporting of deaths or serious injuries and medical device reporting.

Before a new medical device or a new use of, or claim for, an existing product can be marketed in the United States, a company must first apply for and receive either 510(k) clearance or premarket approval from the FDA, unless an exemption applies. Either process can be expensive, lengthy and unpredictable. Although we have obtained 510(k) clearance to market the SilverHawk for treatment of atherosclerosis in the peripheral vasculature, our clearance can be revoked if safety or efficacy problems develop. We voluntarily suspended our U.S. clinical trial for the use of the SilverHawk in coronary arteries. To market the SilverHawk in the United States for this use, we must successfully complete a clinical trial, submit a premarket approval application to the FDA and obtain premarket approval. Therefore, even once we believe we have successfully developed the SilverHawk for use in the coronary arteries, we may not be permitted to market our device for this indication in the United States for a number of years, if at all. Delays in obtaining approval could adversely affect our future growth. Although we have obtained 510(k) clearance to market the Rinspirator for infusing physician specified fluid and remove/aspirate fluid, fresh, soft emboli and thrombi from the coronary and peripheral vasculature, our clearance can be revoked if safety or efficacy problems develop. This could adversely affect our future growth.

We are also subject to medical device reporting regulations that require us to report to the FDA if our product causes or contributes to a death or serious injury or if a malfunction, were it to occur, might cause or contribute to a death or serious injury. For the fourth quarter of 2006, the FDA has received 11 medical device reports associated with procedures where the SilverHawk was used and one associated procedure where the Rinspirator was used. These reports can be categorized as follows:

SilverHawk

•	Two reports resulted from tip detachments due to wire wrap;

•	One report resulted from difficulty in turning the device on and off and there was an embolic event during this procedure;

•	One report resulted from the cutter not retracting which may have resulted in an embolic event but there was no adverse clinical result;

•	Six reports resulted from tip detachments due to excessive force with no adverse clinical result;

•	One report resulted from tip detachment that required intervention with the Rinspirator; and

•	One report resulted from a death where the device was not considered to be a contributor to the cause of death. The probable cause of death was attributed to an acute pulmonary embolism.

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

Modifications to the SilverHawk and the Rinspirator may require new 510(k) clearances or premarket approvals or may require us to recall or cease marketing the SilverHawk and the Rinspirator until clearances are obtained.

Modifications to the SilverHawk and the Rinspirator may require new 510(k) clearances or premarket approvals or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained.

The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance; however, the FDA can review and disagree with a manufacturer’s decision. Any modification to an FDA-cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our products in a timely fashion, or at all. Delays in obtaining required future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. We have made modifications to the SilverHawk in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the SilverHawk and/or the Rinspirator as modified, which could harm our operating results and require us to redesign the SilverHawk. In these circumstances, we may be subject to significant enforcement actions.

If we or our suppliers fail to comply with the FDA’s Quality System Regulation, our manufacturing operations could be delayed and our sales could suffer.

Our manufacturing processes and those of our suppliers are required to comply with the FDA’s Quality System Regulation, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. Our Redwood City facility was inspected by the FDA in June 2006 and four minor observations were noted. We corrected the observations and they were submitted to the FDA. An FDA audit was completed in August 2006 and no observations were noted. Our Cupertino facility was inspected by the FDA in July 2006 with no observations noted. Our Redwood City facility was inspected by the CDHS (FDB) in May 2006 and one minor observation was noted. Our response to this observation has been accepted by the CDHR (FDB) and we believe that we are in substantial compliance with the QSR. In the event these corrective actions are not accepted or if we fail a Quality System inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse Quality System inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenue to decline.

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

Currently, the SilverHawk procedure is typically reimbursed by third-party payors, including Medicare, Medicaid, and private healthcare insurance companies, under existing atherectomy procedure codes, and the

Rinspirator is typically reimbursed by third-party payors, including Medicare, Medicaid, and private healthcare insurance companies, under existing secondary and coronary thrombectomy codes. These payors may adversely change their coverage and reimbursement policies, as well as payment amounts. In September 2006, the Centers for Medicare & Medicaid Services, or CMS, released the following 2007 increases for the three in-patient reimbursement codes most frequently used with the SilverHawk procedure, DRGs 479, 554 and 553, increased by 2.8%, 4.0% and 1.0%, respectively. CMS also released for 2007 an increase of 5.0% for the reimbursement code APC 0081 which is the out-patient code that is used for the SilverHawk procedure. Also, healthcare reform legislation or regulation may be proposed or enacted in the future, which may adversely affect such policies and amounts. We cannot predict whether and to what extent existing coverage and reimbursement will continue to be available. If physicians, hospitals and other providers are unable to obtain adequate coverage and reimbursement for procedures using our products, they are less likely to use them and our business would be adversely impacted.

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

Our manufacturing operations involve the use of hazardous substances and are subject to a variety of federal, state and local environmental laws and regulations relating to the storage, use, discharge, disposal, remediation of, and human exposure to, hazardous substances. Our research and development and manufacturing operations produce biological waste materials, such as human and animal tissue, and waste solvents, such as isopropyl alcohol. These operations are permitted by regulatory authorities, and the resultant waste materials are disposed of in material compliance with environmental laws and regulations. Compliance with these laws and regulations may be expensive and non-compliance could result in substantial liabilities. In addition, our manufacturing operations may result in the release, discharge, emission or disposal of hazardous substances that could cause us to incur substantial liabilities, including costs for investigation and remediation. Our leased Redwood City facility sits on property formerly occupied by Rohm & Haas and Occidental Chemical Company and contains residual contamination in soil and groundwater from these past industrial operations. Rohm & Haas and Occidental Chemical Company previously performed soil remediation on the property under the supervision of the California Regional Water Quality Control Board. Rohm & Haas has indemnified the owner of the facility and its tenants against costs associated with the residual contamination, but there can be no assurance that this indemnification will be adequate to cover the extent of the liability. Environmental laws and regulations could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We cannot assure you that violations of these laws and regulations will not occur in the future or have not occurred in the past as a result of human error, accidents, equipment failure or other causes. The expense associated with environmental regulation and remediation could harm our financial condition and operating results.

Our directors, officers, and affiliates have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of February 22, 2007, our directors, officers, and affiliates each holding more than 5% of our common stock collectively controlled approximately 33% our outstanding common stock, assuming the exercise of all options held by such persons. As a result, these stockholders, if they act together, would be able to exercise significant control over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

In June 2004, we moved our principal executive offices and our administrative, sales and marketing operations to a 60,000 square foot facility located at 740 Bay Road, Redwood City, California. We have leased this facility through September 2011 with an option to renew through 2016. In September 2005, we consolidated our research and development and manufacturing operations into our Bay Road facility. In June 2005, we entered into a noncancelable operating lease for a 15,000 square foot facility in Menlo Park, California through February 2007. In November 2005, we entered into a noncancelable operating lease for a 124,000 square foot facility in Mountain View, California. On November 7, 2006, we entered into a lease assignment arrangement under which we assigned the lease of our Mountain View facility to a third party. Concurrently and in connection with the lease assignment, we entered into a new lease agreement with the same landlord for a 46,000 square foot facility located at 900 Chesapeake Drive, Redwood City, California. The term of the new lease is ten years commencing on November 3, 2006 with two options to extend the term each for an additional five year period. In January 2007, we entered into a noncancelable operating lease for a 12,000 square foot facility in Menlo Park, California through January 2012. As a result of the Kerberos acquisition, we also have a non-cancelable operating lease for a 15,500 square foot facility located at 10600 North Tantau Road, Cupertino, California that houses part of our manufacturing operation. The lease expires in January 2008. We believe that our premises are adequate for our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

In July 2006, August 2006 and February 2007, three separate shareholder class action complaints were filed against us and two of our officers in the U.S. District Court for the Northern District of California. The plaintiffs are seeking to represent a class of purchasers of our common stock from May 13, 2005 to January 26, 2006. The complaints generally allege that false or misleading statements were made concerning our management and seeks unspecified monetary damages. Because the outcome of this litigation is undetermined and we cannot reasonably estimate the possible loss or range of loss which may arise from the litigation, we have not recorded an accrual for possible damages.

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

In August 2006, a shareholder derivative complaint was filed against our directors and certain of our officers in the United States District Court for the Northern District of California, San Jose division. In January 2007, the plaintiffs filed an amended complaint, adding a former executive and directors as defendants. The complaint is based on substantially similar facts and circumstances as the class action complaints and generally alleges that the named individuals breached their fiduciary duties to the company. The complaint seeks unspecified monetary damages. Similar to the derivative litigation in the Superior Court, any recovery in this derivative suit would be to the benefit of the company.

In February 2007, David Martin, our former chief operating officer, filed a wrongful termination and defamation suit against us and one of our officers in the Superior Court of the State of California, San Mateo County. In March 2007, the Superior Court granted Martin’s petition to compel arbitration of his claims. The complaint is based on substantially similar facts and circumstances as the class action complaints and derivative actions. The complaint generally alleges that Martin was terminated from his employment in violation of the covenant of good faith and fair dealing and in retaliation for actions he had the legal right to take. The complaint seeks unspecified damages. Because the outcome of this litigation is undetermined and we cannot reasonably estimate the possible loss or range of loss which may arise from the litigation, we have not recorded an accrual for possible damages.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We had our initial public offering on October 28, 2004. Our Common Stock is traded on the NASDAQ Global Market under the symbol “FOXH”. The following table sets forth the high and low closing sales price of our common stock for the periods indicated.

	Price Range
	High	Low
Fiscal 2006:
First Quarter	$34.95	$23.99
Second Quarter	33.77	21.25
Third Quarter	34.19	24.45
Fourth Quarter	38.31	21.44
Fiscal Year	38.31	21.25

Fiscal 2005:
First Quarter	$30.91	$23.91
Second Quarter	40.11	25.60
Third Quarter	53.70	38.00
Fourth Quarter	53.73	29.79
Fiscal Year	53.73	23.91

As of February 22, 2007, the closing price of our Common Stock on the NASDAQ Global Market was $23.75 per share, and the number of stockholders of record was approximately 278.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Market Composite Index and the NASDAQ Medical Equipment Index for the period beginning on October 28, 2004, our first day of trading after our initial public offering, and ending on December 31, 2006.

*	$100 invested on 10/28/04 in stock or on 9/30/04 in index-including reinvestment of dividends. Fixed year ending December 31.

	10/28/04	12/04	12/05	12/06
FoxHollow Technologies, Inc.	100.00	175.64	212.79	154.14
NASDAQ Composite	100.00	115.10	118.48	134.72
NASDAQ Medical Equipment	100.00	107.70	116.65	124.49

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

The following tables reflect selected financial data derived from our consolidated financial statements for each of the last five years. The consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004, and the consolidated balance sheet data as of December 31, 2006 and 2005 are derived from our audited financial statements included in this report. The consolidated statement of operations data for the years ended December 31, 2003 and 2002, and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of future results. The selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$182,245	$125,362	$38,552	$2,585	$12
Research collaboration	10,840	2,794	—	—	—

Net revenue	193,085	128,156	38,552	2,585	12
Costs and expenses:
Product	42,136	39,335	24,144	4,503	95
Research collaboration	3,128	614	—	—	—
Research and development	20,115	10,321	6,191	5,785	6,570
Selling, general and administrative	142,494	91,396	38,465	6,792	1,548
Amortization of purchased intangible assets	474	—	—	—	—

Total costs and expenses	208,347	141,666	68,800	17,080	8,213

Loss from operations	(15,262)	(13,510)	(30,248)	(14,495)	(8,201)
Interest and other income and expense, net	3,838	1,899	373	148	(5)

Loss before income taxes	(11,424)	(11,611)	(29,875)	(14,347)	(8,206)
Provision for income taxes	805	—	—	—	—

Net loss	$(12,229)	$(11,611)	$(29,875)	$(14,347)	$(8,206)
Dividend related to beneficial conversion feature of convertible preferred stock (1)	—	—	15,977	24	—

Net loss attributable to common stockholders	$(12,229)	$(11,611)	$(45,852)	$(14,371)	$(8,206)

Net loss per common share:
Basic and diluted	$(0.48)	$(0.51)	$(10.52)	$(24.69)	$(15.00)
Weighted-average number of shares used in per common share calculations:
Basic and diluted:	25,521	22,975	4,359	582	547

(1)    In connection with the issuance of preferred stock in 2004 and 2003, we recorded a non-cash charge representing the deemed dividend relating to the intrinsic value of the beneficial conversion feature of the preferred stock. See Note 11 of the notes to our financial statements.

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$166,915	$59,915	$70,393	$7,511	$1,086
Working capital	152,534	74,758	77,606	7,366	(1,575)
Total assets	247,112	108,205	90,836	11,416	1,988
Convertible preferred stock	—	—	—	49,998	27,374
Total stockholders’ equity (deficit)	186,149	83,764	81,673	(41,109)	(28,230)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes contained in Item 8 of this report and to provide an understanding of our results of operations, financial condition and changes in financial condition. This discussion contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth in Section 1A. MD&A is organized as follows:

•

Company description.    This section provides a general description and history of our business, including details regarding our organization and customer base and capsule financial information regarding our results of operations.

•	Results of operations. This section provides our analysis and outlook for the significant line items on our consolidated statements of operations.

•	Stock-based compensation. This section provides the method and financial reporting of our accounting for stock options granted to employees and to non-employees.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2006.

•	Recent accounting pronouncements. This section describes the issuance and effects of new accounting pronouncements.

•

Critical accounting policies and estimates.    This section discusses those accounting policies that both are considered important to our financial condition and results of operations and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to our consolidated financial statements.

Company Description.    We design, develop, manufacture and sell medical devices primarily for the treatment of peripheral artery disease and for the removal of thrombus. PAD results from the accumulation of plaque in arteries, most commonly occurring in the pelvis and legs. Plaque accumulation, known as atherosclerosis, causes the narrowing of arteries, thereby reducing the flow of oxygenated blood to tissue and organs. Left untreated, PAD increases the risk of heart attack, stroke, amputation or death. Thrombus is a clot in the vascular system formed from constituents of blood. Thrombus can block an artery or be attached to the vessel or heart wall without obstructing the flow of blood through the artery. Our primary product, the SilverHawk Plaque Excision System, is a minimally-invasive catheter system that treats PAD by removing plaque in order to reopen narrowed or blocked arteries. The SilverHawk consists of two primary components, a low profile catheter connected to a battery-driven control unit, both of which are disposable. In June 2003, the U.S. Food and Drug Administration, or FDA, granted us 510(k) clearance to market the SilverHawk in the United States for treatment of atherosclerosis in the peripheral vasculature, which includes arteries outside the heart and brain. The Rinspirator, is a minimally-invasive catheter system that treats thrombus by removing the clotting material in order to reopen narrowed or blocked arteries.

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

We market the SilverHawk through our direct sales force in the United States primarily to interventional cardiologists and vascular surgeons, as well as to interventional radiologists. We sell the SilverHawk to over 1,100 current hospital customers in the United States. No single customer accounted for more than 10% of our net revenue from product sales in the year ended December 31, 2006. Reimbursement claims for the SilverHawk procedure are typically submitted by the hospital and physician to Medicare or other third-party payors using established billing codes for atherectomy procedures. We are engaged in several research and development activities to create modifications to our SilverHawk device, including: a method for addressing calcified lesions, improvements in the capacity of the nosecone to collect plaque, and on-board real-time imaging. We can provide no assurance that we will bring these product modifications to market and may choose to discontinue any of these projects at any time.

We manufacture the SilverHawk with parts manufactured in-house and components supplied by vendors, which we then assemble, test and package. We offer nine different SilverHawk catheters of various diameters and tip lengths to accommodate differing artery sizes and amounts of plaque.

In September 2005, we entered into a collaboration agreement (the “Merck Collaboration Agreement”) with Merck through which we collaborated with Merck on the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression. In connection with the Merck Collaboration Agreement, we received $9.0 million for the first year of collaboration and exclusivity. We applied Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Accounting for Revenue Arrangements with Multiple Deliverables and SEC Staff Accounting Bulletin No. 104, or SAB No. 104, Revenue Recognition to account for revenue recognized under the Merck Collaboration Agreement.

In September 2006, the Merck Collaboration agreement terminated at the end of its one-year term, and we entered into an Amended and Restated Collaboration and License Agreement (the “Amended Merck Collaboration Agreement”) as well as a Stock Purchase Agreement and a Registration Rights Agreement with Merck which became effective on November 9, 2006. In addition, Merck agreed to provide us with a one-time payment of $4.1 million to cover additional costs incurred under the Merck Collaboration Agreement.

Under the terms of the Amended Merck Collaboration Agreement we will receive $40.0 million over four years in exchange for our agreement to collaborate exclusively with Merck in specified disease areas. If Merck extends the exclusive collaboration program beyond this period, Merck would pay $10.0 million per year, which may be offset by potential royalty and milestone obligations. Merck will also provide a minimum of $60.0 million in funding to us over the first three years of the four-year collaboration program term, for research activities to be conducted by us under Merck’s direction, including removal of atherosclerotic plaque from patient arteries for analysis, conduct of clinical trials and drug profiling by Merck. In the event Merck extends the collaboration beyond its initial four-year term, Merck would be required to fund our additional activities under the collaboration on an as-performed basis. We will receive milestone payments on successful development of drug products or diagnostic tests utilizing results from the collaboration, as well as royalties on sales by Merck of drugs and diagnostic products developed through the collaboration. We apply EITF 00-21 and SAB No. 104 to account for revenue recognized under the Amended Merck Collaboration Agreement.

Under the terms of the Stock Purchase Agreement, we received $95.0 million in exchange for approximately 3.2 million shares of our stock. The shares are unregistered and the stock contains certain rights, preferences and restrictions including Merck’s right to a seat on the board of directors, anti-dilution provisions, and a three-year lock-up provision. As this stock contains rights, preferences and restrictions not applicable to common shareholders, we obtained a contemporaneous, independent third-party valuation of the stock resulting in a determination that its fair value was $68.9 million. The fair value of the stock issued to Merck was determined based on the market value of an equivalent number of shares of our common stock traded on the NASDAQ Global Market on November 9, 2006, or $92.9 million, adjusted for valuation discounts and premiums related to the specific rights, preferences and restrictions applicable to the shares purchased by Merck. The difference between the value of the shares issued to Merck and the consideration paid for the shares based on the price specified in the Stock Purchase Agreement was primarily attributable to the lock-up provision that precludes the disposition of the shares for three years. As we negotiated the Stock Purchase Agreement and the Amended Merck Collaboration Agreement concurrently, we believe that the Stock Purchase Agreement and the Amended Merck Collaboration Agreement represent a single economic arrangement. As such, we have accounted for the difference between the amount paid by Merck and the fair value of the shares as determined by the independent third-party valuation, or $26.1 million, as a prepayment for services to be provided under the Amended Merck Collaboration Agreement. The prepayment has been recorded as deferred revenue and will be recognized as revenue over the four-year term of the collaboration agreement.

In September 2006, we acquired Kerberos Proximal Solutions, Inc., which manufactures and sells innovative medical devices for the removal of thrombi, or blood clots, from occluded arteries. In connection with the acquisition, we issued 389,653 shares of common stock with a fair market value of approximately $12.3 million and paid approximately $18.6 million in cash and $1.5 million in acquisition-related transaction fees and expenses for a total purchase price of approximately $32.4 million. Pursuant to the terms of the acquisition, we may be required to make certain earnout payments which are capped at $117.0 million.

For the year ended December 31, 2006, we generated net revenue of $193.1 million and a net loss of $12.2 million. As of December 31, 2006, our accumulated deficit was $97.3 million. As of December 31, 2006, our cash, cash equivalents and investments balances totaled $166.9 million.

Results of Operations

Years Ended December 31, 2006, 2005 and 2004

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net revenue:

	Years Ended December 31,
	2006		2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Revenue:
Product	$182,245	94%	$125,362	98%	$38,552	100%
Research collaboration	10,840	6%	2,794	2%	—	0%

Net revenue	193,085	100%	128,156	100%	38,552	100%

Costs and expenses:
Product (includes $1,522, $550 and $727 in stock-based compensation expense for 2006, 2005 and 2004, respectively)	42,136	22%	39,335	31%	24,144	63%
Research collaboration	3,128	2%	614	0%	—	0%
Research and development (includes $2,406, $1,056 and $605 in stock-based compensation expense for 2006, 2005 and 2004, respectively)	20,115	10%	10,321	8%	6,191	16%
Selling, general and administrative (includes $19,768, $5,471 and $5,494 in stock-based compensation expense for 2006, 2005 and 2004, respectively)	142,494	74%	91,396	71%	38,465	100%
Amortization of purchased intangible assets	474	0%	—	0%	—	0%

Total costs and expenses	208,347	108%	141,666	110%	68,800	179%

Loss from operations	(15,262)	-8%	(13,510)	-10%	(30,248)	-79%
Interest and other income and expense, net	3,838	2%	1,899	1%	373	1%

Loss before income taxes	(11,424)	-6%	(11,611)	-9%	(29,875)	-78%
Provision for income taxes	805	0%	—	0%	—	0%

Net loss	$(12,229)	-6%	$(11,611)	-9%	$(29,875)	-78%

Revenue:

Our revenue consists of two components: product and research collaboration.

Product.    Product revenue is primarily derived from sales of the SilverHawk Plaque Excision System. Product revenue was $182.2 million for the year ended December 31, 2006 as compared to $125.4 million and $38.6 million for the years ended December 31, 2005 and 2004, respectively. The increase of $56.8 million from 2005 to 2006 was attributable to an increase in the number of SilverHawk devices sold, an 8% increase in the average sales price per SilverHawk unit and to $1.8 million in revenue derived from sales of our new Rinspirator product. The increase of $86.8 million from 2004 to 2005 was attributable to an increase in the number of SilverHawk devices sold and a 30% increase in the average sales price per unit. From 2005 to 2006 the increase in the number of devices sold was primarily attributable to an increase in the number of hospital customers purchasing our devices and the increased penetration of existing accounts. The increase in the number of devices sold from

2004 to 2005 was primarily attributable to an increase in the number of hospital customers purchasing our devices due to the expansion of our sales force. We expect our product revenue to increase as we continue to penetrate existing customer accounts, develop new customer accounts, increase sales of the Rinspirator, offer additional products, and enter new international markets.

Research collaboration.    Research collaboration revenue is derived from the Merck Collaboration Agreement and the Amended Merck Collaboration Agreement. Research collaboration revenue was $10.8 million for the year ended December 31, 2006 as compared to $2.8 million and $0 for the years ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2006, $6.2 million of revenue was recognized in connection with delivery of tissue samples and completion of obligations under the Merck Collaboration Agreement and $4.6 million was recognized under the Amended Merck Collaboration Agreement. For the year ended December 31, 2005, all revenue was recognized in connection with the delivery of tissue samples under the Merck Collaboration Agreement. We expect our research collaboration revenue to increase in the future as we continue to recognize revenue under the Amended Merck Collaboration Agreement.

Costs and expenses:

Our costs and expenses consist of five components: product; research collaboration; research and development; selling, general and administrative; and amortization of purchased intangible assets.

Product.    Product costs consist primarily of material, labor and overhead costs. Product costs were $42.1 million for the year ended December 31, 2006 as compared to $39.3 million and $24.1 million for the years ended December 31, 2005 and 2004, respectively. The increase was primarily attributable to an increase in the number of SilverHawk devices sold. As a percentage of product revenue, product costs were 23% in the year ended December 31, 2006 as compared to 31% and 63% for the years ended December 31, 2005 and 2004, respectively. Primary factors that contributed to the decrease in product costs as a percentage of product revenue included an increase in the average sales price per unit, continued improvements related to the absorption of manufacturing overhead costs associated with increased production volumes, improved purchasing efficiencies of supplies and materials, and improved labor and manufacturing efficiencies. We expect product costs will increase in absolute dollars but will remain relatively constant as a percentage of product revenue.

Research collaboration.    Research collaboration expenses consist primarily of costs associated with procurement and delivery of tissue samples and costs of research activities conducted by us under the Merck agreements. Research collaboration expenses were $3.1 million for the year ended December 31, 2006 as compared to $614,000 and $0 for the years ended December 31, 2005 and 2004, respectively. The increase of $2.5 million from 2005 to 2006 was primarily attributable to an $859,000 increase in personnel-related costs, a $789,000 increase in clinical study expenses, a $222,000 increase in legal fees, a $174,000 increase in travel-related expenses, and a $161,000 increase in consultant expense as we completed our obligations under the Merck Collaboration Agreement and expanded our activities under the Amended Merck Collaboration Agreement. We expect that research collaboration expenses will fluctuate in absolute dollars and as a percentage of research collaboration revenue as the amount of services performed under the Amended Merck Collaboration Agreement varies from period to period.

Research and development.    Research and development expenses consist primarily of costs associated with personnel, materials, and clinical studies within our product development, regulatory and clinical organizations. Research and development expenses were $20.1 million for the year ended December 31, 2006 as compared to $10.3 million and $6.2 million for the years ended December 31, 2005 and 2004, respectively. The increase of $9.8 million from 2005 to 2006 was primarily attributable to a $5.1 million increase in personnel-related costs resulting from additional hiring of research and development and regulatory and clinical personnel associated with the development of new devices and additional clinical studies, a $2.6 million increase in cost of materials and services used in product development and a $1.4 million increase in stock-based compensation. The increase of $4.1 million from 2004 to 2005 was primarily attributable to a $3.7 million increase in personnel-related costs resulting from additional hiring of research and development and regulatory and clinical personnel associated with the development of new devices and additional clinical studies, a $451,000 increase in stock-based compensation, and a $166,000 increase in travel and related expenses attributable to research and development activities, offset by a $522,000 decrease in materials costs used in product development. As a percentage of net revenue, research and development expenses were 10% in the year ended December 31, 2006, as compared to 8% and 16% for the years ended December 31, 2005 and 2004, respectively. We expect research and development expenses to increase in absolute terms and as a percentage of net revenue as we explore new technologies and commence new clinical trials.

Selling, general and administrative.    Selling, general and administrative expenses consist primarily of costs for sales, marketing and administrative personnel, and costs associated with participation in medical conferences, physician symposia and promotional activities. Selling, general and administrative expenses were $142.5 million for the year ended December 31, 2006 as compared to $91.4 million and $38.5 million for the years ended December 31, 2005 and 2004, respectively. The increase of $51.1 million from 2005 to 2006 was primarily attributable to a $27.6 million increase in personnel costs related to additional hiring of sales and marketing personnel, a $14.3 million increase in stock-based compensation, of which $11.4 million relates to the retirement of our former chief executive officer, a $3.4 million increase in rent expense due to the termination of our Mountain View lease, a $2.5 million increase in marketing and promotional activities, and a $1.0 million increase in consulting expenses. The increase of $52.9 million from 2004 to 2005 was primarily attributable to a $38.0 million increase in personnel costs related to additional hiring of sales and marketing personnel, a $5.3 million increase in travel and related expenses attributable to selling and marketing activities and a $3.2 million increase in marketing and promotional activities. As a percentage of net revenue, selling, general and administrative expenses in the year ended December 31, 2006 were 74% as compared to 71% and 100% for the years ended December 31, 2005 and 2004, respectively. We expect selling, general and administrative expenses to decrease in absolute terms even as we expand our marketing efforts and incur additional administrative costs and to decrease as a percentage of net revenue as we leverage our existing selling, general and administrative infrastructure.

Amortization of purchased intangible assets.    Amortization of purchased intangible assets was $474,000 for the year ended December 31, 2006 as compared to $0 for the years ended December 31, 2005 and 2004. The increase in amortization was attributable to the intangible assets purchased in the Kerberos acquisition. We expect amortization of purchased intangible assets to be approximately $1.6 million per year going forward.

Interest and other income and expense.    Interest and other income and expense was $3.8 million for the year ended December 31, 2006 as compared to $1.9 million and $373,000 for the years ended December 31, 2005 and 2004, respectively. The increase of $1.9 million from 2005 to 2006 was primarily attributable to higher interest rates and higher average cash, cash equivalents and investment balances that increased primarily as a result of cash received from Merck for the purchase of approximately 3.2 million shares of our company’s stock. The increase of $1.5 million from 2004 to 2005 is primarily attributable to higher interest rates and higher average cash, cash equivalents and investment balances that increased primarily as a result of cash received from financing activities and cash received from the Merck Collaboration Agreement.

Provision for income taxes.    Provision for income taxes was $805,000 for the year ended December 31, 2006 as compared to $0 for the years ended December 31, 2005 and 2004. We incurred income taxes as the result of tax adjustments to our loss before income taxes including an add-back for deferred revenue related to the Amended Merck Collaboration Agreement. Our provision for income taxes reflects the alternative minimum tax applied to taxable income not offset by existing net operating loss carryforwards. As of December 31, 2006, we had net operating loss carryforwards of approximately $42.7 million and $40.6 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The net operating loss carryforwards begin to expire between 2011 and 2007 for federal and state purposes, respectively, and fully expire in 2026 and 2016, respectively. We also had federal and state research and development credit carryforwards of approximately $2.2 million and $1.5 million, respectively, at December 31, 2006. The Federal credits will expire starting in 2022 if not utilized. Utilization of the net operating loss carryforward may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization.

Beneficial Conversion Feature.    The issuance of Series E convertible preferred stock resulted in a deemed dividend associated with the beneficial conversion feature, calculated in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio,” to Certain Convertible Instruments,” based on the conversion price and fair value of the common stock on the date of issuance. Accordingly, we recognized $16.0 million as a charge to additional paid-in-capital to account for the deemed dividend on the convertible preferred stock as of the issuance date in 2004. The amount of the deemed dividend related to the beneficial conversion feature was recorded upon issuance of the convertible preferred stock, as the convertible preferred stock could have been converted to common stock by the holder at any time.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R) which establishes accounting for share-based payment awards made to employees. Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is expensed over the vesting period of the option. For the year ended December 31, 2006 we recorded $23.1 million in stock-based compensation expense for employees. This figure includes a charge of $11.4 million related to the retirement of our former chief executive officer. As of December 31, 2006, the total unamortized compensation cost related to unvested stock-based awards granted to employees under our stock option plans and stock purchase plan, subsequent to the initial public offering, was approximately $24.9 million, net of forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted-average requisite service period of approximately three years.

We amortize deferred stock-based compensation recorded prior to the adoption of SFAS No. 123(R) for stock options granted prior to our initial public offering. Fair value for these awards has been calculated at grant date using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation is amortized on a straight-line basis to product cost, research and development expenses and selling, general and administrative expenses. Deferred stock-based compensation recorded through December 31, 2006 was $14.9 million, net of stock option cancellations, with accumulated amortization of $13.0 million. The remaining $1.9 million will be amortized over the vesting periods of the stock options, generally four years from the date of grant (assuming no additional cancellations). We currently expect to record amortization expense for deferred stock-based compensation as follows:

Period	Amount
2007	$ 1.5 million
2008	$ 0.4 million

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The amount of stock-based compensation expense to be recorded in future periods may decrease if unvested stock options are cancelled. Our stock-based compensation expenses will fluctuate as the fair market value of our common stock fluctuates. We recorded $585,000, $2.4 million and $1.8 million in stock-based compensation expense for non-employees in the years ended December 31, 2006, 2005 and 2004, respectively.

Liquidity and Capital Resources

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

In September 2006, we entered into a Stock Purchase Agreement and a Registration Rights Agreement with Merck & Co. which became effective on November 9, 2006. Under the terms of the Stock Purchase Agreement, we received $95.0 million in exchange for approximately 3.2 million shares of our stock. The shares are unregistered and the stock contains certain rights, preferences and restrictions including Merck’s right to a seat on the board of directors, anti-dilution provisions, and a three-year lock-up provision. As this stock contains rights, preferences and restrictions not applicable to common shareholders, we obtained a contemporaneous independent third-party valuation of the stock resulting in a determination that its fair value was $68.9 million. The fair value of the stock issued to Merck was determined based on the market value of an equivalent number of shares of our common stock traded on the NASDAQ Global Market on November 9, 2006, or $92.9 million, adjusted for valuation discounts and premiums related to the specific rights, preferences and restrictions applicable to the shares purchased by Merck. The difference between the value of shares issued to Merck and the consideration paid for the shares based on the price specified in the Stock Purchase Agreement was primarily attributable to the lock-up provision that precludes the disposition of the shares for three years. As we negotiated the Stock Purchase Agreement and the Amended Merck Collaboration Agreement concurrently, we believe that the Stock Purchase Agreement and the Amended Merck Collaboration Agreement represent a single economic arrangement. As such, we have accounted for the difference between the amount paid by Merck and the fair value of the shares as determined by the independent third-party valuation, or $26.1 million, as a prepayment for services to be provided under the Amended Merck Collaboration Agreement. The prepayment has been recorded as deferred revenue and will be recognized as revenue over the estimated four-year term of the collaboration agreement. As of December 31, 2006, we had $59.5 million of cash and cash equivalents, $107.4 million of investments, and $152.5 million of working capital.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2006:

	Payments Due by Period (in thousands)

	Total	2007	2008	2009	2010	2011	After 2011
Operating leases	$18,659	$2,152	$2,124	$2,178	$2,260	$2,014	$7,931
Supplier agreement	4,897	1,451	3,446	—	—	—	—
Royalty obligation	85	85	—	—	—	—	—

Totals	$23,641	$3,688	$5,570	$2,178	$2,260	$2,014	$7,931

The long-term commitments under operating leases shown above consist of payments related to our real estate lease in Redwood City, California expiring August 2011, our real estate lease in Menlo Park, California expiring May 2007, our real estate lease in Redwood City, California expiring November 2016, and our real estate lease in Cupertino, California expiring January 2008.

In March 2005, we entered into a purchase agreement with one of our suppliers for certain manufacturing components used in our devices. In September 2006, we entered into an amended purchase agreement with the supplier under which we are required to make minimum purchases of $11.4 million to the supplier over an eighteen month term of which $4.9 million remains at December 31, 2006.

For 2006 and each year thereafter, the quarterly minimum patent royalty obligation, related to an agreement with a supplier, equals the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the consumer price index for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the royalty obligation will continue until the expiration of the last to expire patent that covers that licensed product in such country or for a period of 15 years following commercial sales, whichever is longer. Since the company cannot predict future changes in the consumer price index, only one year of future minimum royalty payments is disclosed.

Net Cash Provided by (Used in) Operating Activities.    Net cash provided by operating activities was $51.3 million for the year ended December 31, 2006 as compared to $8.5 million used in operating activities for the year ended December 31, 2005 and $30.2 million used in operating activities for the year ended December 31, 2004. Net cash provided by operating activities was primarily attributable to an increase in deferred revenue of $32.2 million as we received proceeds from Merck under the Amended Merck Collaboration Agreement, a net loss of $12.2 million offset by non-cash charges of $23.7 million related to stock-based compensation, which included an $11.4 million charge related to the retirement of our former chief executive officer, and depreciation and amortization of $5.0 million. Net cash provided by operating activities was also due to a decrease in accounts receivable of $2.6 million as we improved our collections efforts and an increase in inventory reserves of $2.3 million due to the write-off of excess and defective inventory offset by a $2.8 million increase in research collaboration receivable as we entered into the Amended Merck Collaboration Agreement. Net cash used in 2005 was primarily attributable to net loss of $11.6 million and increases in inventory and accounts receivable balances of $11.9 million and $14.8 million, respectively, as we increased our net revenue, partially offset by adjustments for non-cash charges related to stock-based compensation of $7.1 million, depreciation and amortization of $3.3 million and increases in accrued liabilities and accounts payable of $9.4 million due to our increased operating expenses, and a $6.2 million increase in deferred revenue. Net cash used in 2004 was primarily attributable to a net loss of $29.9 million and increases in inventory and accounts receivable balances of $7.2 million and $7.1 million, respectively, as we increased our net revenue, partially offset by adjustments for non-cash charges related to stock-based compensation of $6.8 million, depreciation and amortization of $1.4 million and increases in accrued liabilities and accounts payable of $6.0 million due to our increased operating expenses.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $94.4 million for the year ended December 31, 2006 as compared to $1.1 million for the year ended December 31, 2005 and $41.5 million for the year ended December 31, 2004. For 2006, net cash used in investing activities was attributable to purchases of investments of $134.6 million, cash payments of $18.6 million in connection with the Kerberos acquisition and $4.2 million in purchases of property and equipment, offset by $63.0 million in sales or maturities of investments. For 2005, net cash used in investing activities was primarily attributable to purchases of investments of $45.8 million and $8.4 million in purchases of property and equipment, offset by $53.0 million in sales or maturities of investments. For 2004, net cash used in investing activities was attributable to purchases of investments of $57.5 million and $3.4 million in purchases of property and equipment offset by $19.5 million in sales or maturities of investments.

Net Cash Provided by Financing Activities.    Net cash provided by financing activities was $78.3 million for the year ended December 31, 2006 as compared to $6.3 million and $96.6 million for the years ended December 31, 2005 and 2004, respectively. For 2006, net cash provided by financing activities was primarily attributable to $68.7 million in net proceeds from the issuance of common stock to Merck, $5.0 million in proceeds from the issuance of common stock under our employee stock purchase plan and $4.5 million in proceeds from issuance of common stock related to stock option exercises. For 2005, net cash provided by financing activities was primarily attributable to proceeds of $4.6 million from the issuance of common stock related to our employee stock purchase plan and proceeds of $1.8 million from issuance of common stock related to stock option exercises. For 2004, net cash provided by financing activities was primarily attributable to net proceeds of $65.7 million from the issuance of common stock in our initial public offering, proceeds of $29.5 million from the issuance of convertible preferred stock and proceeds of $1.1 million from the issuance of common stock related to stock option exercises.

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

•	revenue generated by sales of the SilverHawk and Rinspirator products;

•	revenue generated by the Amended Merck Collaboration Agreement and its possible renewal beyond the initial four-year term;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs associated with performing against our obligations under the Amended Merck Collaboration Agreement;

•	rate of progress and cost of our research and development activities;

•	costs of obtaining and maintaining FDA and other regulatory clearances for our products;

•	effects of competing technological and market developments; and

•	size, number and timing of acquisitions and other strategic transactions.

Off-Balance-Sheet Arrangements.    As of December 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We expect to increase capital expenditures consistent with our anticipated growth in manufacturing, infrastructure and personnel. We also may increase our capital expenditures as we expand our product lines or invest to address new markets. In the event that we acquire complementary businesses, products, or technologies, we may have to issue equity or debt.

Inflation

Inflation has not had a significant impact on our operations over the past three years, and we do not expect it to have a significant impact on our results of operations or financial condition in the foreseeable future.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB

No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2006 annual financial statements. The adoption of this standard did not have an impact on our consolidated financial statements.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to accounts receivable, inventories, warranty reserve, income taxes and stock-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition.

Product.    We recognize product revenue in accordance with SEC Staff Accounting Bulletin No. 104, or SAB No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; title has transferred; the fee is fixed and determinable; and collectibility is reasonably assured. Transfer of title and risk of ownership generally occur when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement.

Research collaboration.    In September 2005, we entered into a Collaboration and License agreement (the “Merck Collaboration Agreement”) with Merck & Co., Inc. (“Merck”) pursuant to which we and Merck agreed to collaborate on the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers of atherosclerotic disease progression. Under the Merck Collaboration Agreement we were obligated to grant Merck certain exclusive rights, to provide Merck with access to certain registries and to deliver a certain number of biological samples and data to Merck. We applied Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Accounting for Revenue Arrangements with Multiple Deliverables and SEC Staff Accounting Bulletin No. 104, or SAB No. 104, Revenue Recognition, to account for revenue recognized under the Merck Collaboration Agreement. We determined that each of the research and collaboration obligations under the Merck Collaboration Agreement do not meet the requirements for separate units of accounting and therefore should be combined into a single unit of accounting in accordance with EITF 00-21. The Merck Collaboration Agreement provided for an initial payment of $9.0 million which covered costs associated with our responsibilities and for the rights granted to Merck during the initial year of the research collaboration. The initial payment was classified as deferred revenue and we recognized revenue on a proportional performance model as we fulfilled our obligations and delivered samples under the Merck Collaboration Agreement. On September 15,

2006, the Merck Collaboration Agreement terminated, and we recognized the remaining deferred revenue balance as all obligations under the agreement were complete.

In September 2006, we entered into an Amended and Restated Collaboration and License Agreement (the “Amended Merck Collaboration Agreement”) as well as a Stock Purchase Agreement (the “Stock Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Merck which became effective on November 9, 2006. Under the Amended Merck Collaboration Agreement we are obligated to grant Merck certain exclusive rights and to perform certain research activities under Merck’s direction, including removal of atherosclerotic plaque from patient arteries for analysis, conduct of clinical trials and drug profiling by Merck. We apply EITF 00-21 and SAB No. 104 to account for revenue recognized under the Amended Merck Collaboration Agreement. We determined that each of the research and collaboration obligations under the Amended Merck Collaboration Agreement do not meet the requirements for separate units of accounting and therefore should be combined into a single unit of accounting in accordance with EITF 00-21. We determined that recognizing revenue on a ratable basis over the estimated term of the Amended Merck Collaboration Agreement was most appropriate as no other systematic revenue recognition model applies. As such, we will recognize revenue on the minimum payments on a ratable basis over the estimated four-year term of the agreement beginning on November 9, 2006. The minimum payments include $40.0 million in exclusivity fees, $60.0 million in collaboration funding, a $4.1 million one-time payment for additional costs incurred under the original Merck Collaboration Agreement and $26.1 million in residual premium from the $95.0 million equity investment made by Merck. The $26.1 million in residual premium reflects the difference between the $95.0 million in proceeds received and the $68.9 million fair value of the equity purchased by Merck as calculated in a contemporaneous independent third-party valuation analysis. Revenue recognized under the agreement will be limited to nonrefundable cash received and will be adjusted on a prospective basis for amounts received in excess of the total estimated minimum payments due under the agreements and for any changes to the estimated term of the agreement.

In addition to minimum payments due under the Amended Merck Collaboration Agreement, we may receive milestone and royalty payments. We recognize revenue on milestone payments for each unit of accounting pursuant to SAB No. 104. For research collaboration arrangements that result in a single unit of accounting under EITF 00-21, we apply the substantive milestone payment method for revenue recognition purposes. Milestone payments are recognized as revenue upon achievement of the milestone only if (1) the milestone payments are nonrefundable; (2) substantive effort is involved in achieving the milestone; and (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, we defer the milestone payments and recognize them as revenue as part of the single unit of accounting. We recognize revenue on royalty payments as earned and when all requirements under SAB No. 104 are met. We have not earned any milestone or royalty payments to date and therefore have not recognized any related revenue.

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

Basis of Consolidation.    The consolidated financial statements include the accounts of the company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

Goodwill and Other Intangible Assets.    We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, whereby goodwill is no longer amortized, but instead is subject to impairment reviews performed periodically during each fiscal year. We review the carrying amount of goodwill and other intangible assets whenever events and circumstances indicate that the carrying amount of the goodwill or other intangible assets may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. If it is determined that such indicators are present, and the review indicates that goodwill or other intangible assets will not be fully recoverable, based upon discounted estimated cash flows, the carrying value will be reduced to its estimated fair market value. Estimated fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. We are amortizing our acquired intangible assets on a straight line basis over their estimated useful lives of six to eight years.

Stock-Based Compensation.    Effective January 1, 2006, we adopted Statement of Financial Accounting Standards or SFAS No. 123 (R), Share-Based Payment (revised 2004), using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the company’s employees and directors, including stock options and employee stock purchases related to the Employee Stock Purchase Plan. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Consolidated Statements of Operations during the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we estimated the fair value of each stock option on the date of grant using the Black-Scholes option valuation model and elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for our pro forma information required under SFAS 123. The Black-Scholes option valuation model requires the input of subjective assumptions including expected stock price volatility, expected term of stock option and risk free interest rate. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.

Prior to the adoption of SFAS 123(R), we accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board or APB Opinion No. 25, Accounting for Stock Issued to Employees, and its interpretations and complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure—an amendment of FASB Statement No. 123. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair market value of our stock and the exercise price. Employee stock-based compensation is amortized on a straight-line basis over the vesting period of the underlying options.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at December 31, 2006 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of high quality U.S. government and corporate issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our investments is six months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

We have operated mainly in the United States, and 99%, 100% and 99% of our sales were made in U.S. dollars for the years ended December 31, 2006, 2005 and 2004, respectively. To date, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOXHOLLOW TECHNOLOGIES, INC.

FOXHOLLOW TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$59,546	$24,249
Short-term investments	107,369	35,666
Accounts receivable, net of allowance for doubtful accounts of $1,128 in 2006 and $1,002 in 2005	19,450	21,831
Research collaboration receivable	2,826	—
Inventories	14,346	15,607
Prepaid expenses and other current assets	2,826	1,846

Total current assets	206,363	99,199

Property and equipment, net	8,328	8,442
Intangibles, net	12,116	—
Goodwill	19,186	—
Other assets	1,119	564

Total assets	$247,112	$108,205

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,385	$7,072
Accrued liabilities	12,000	10,166
Deferred revenue, current	32,444	6,206

Total current liabilities	53,829	23,444
Deferred revenue	5,968	—
Other liabilities	1,166	997

Total liabilities	60,963	24,441

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock: $0.001 par value; 50,000,000 shares authorized: Issued and outstanding: 29,357,357 and
24,187,604 at December 31, 2006 and 2005, respectively	29	24
Additional paid-in capital	285,283	178,011
Deferred stock-based compensation	(1,866)	(9,066)
Other comprehensive income (loss)	38	(99)
Accumulated deficit	(97,335)	(85,106)

Total stockholders' equity	186,149	83,764

Total liabilities and stockholders' equity	$247,112	$108,205

The accompanying notes are an integral part of these consolidated financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Revenue:
Product	$182,245	$125,362	$38,552
Research collaboration	10,840	2,794	—

Net revenue	193,085	128,156	38,552

Costs and expenses:
Product (includes $1,522, $550 and $727 in stock-based compensation expense for 2006, 2005 and 2004, respectively)	42,136	39,335	24,144
Research collaboration	3,128	614	—
Research and development (includes $2,406, $1,056 and $605 in stock-based compensation expense for 2006, 2005 and 2004, respectively)	20,115	10,321	6,191
Selling, general and administrative (includes $19,768, $5,471 and $5,494 in stock-based compensation expense for 2006, 2005 and 2004, respectively)	142,494	91,396	38,465
Amortization of purchased intangible assets	474	—	—

Total costs and expenses	208,347	141,666	68,800

Loss from operations	(15,262)	(13,510)	(30,248)
Interest and other income and expense, net	3,838	1,899	373

Loss before income taxes	(11,424)	(11,611)	(29,875)
Provision for income taxes	805	—	—

Net loss	$(12,229)	$(11,611)	$(29,875)
Dividend related to beneficial conversion feature of convertible preferred stock	—	—	(15,977)

Net loss attributable to common stockholders	$(12,229)	$(11,611)	$(45,852)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.48)	$(0.51)	$(10.52)

Weighted-average number of shares used in per common share calculations:
Basic and diluted	25,521	22,975	4,359

The accompanying notes are an integral part of these consolidated financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share amounts)

			Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity/ (Deficit)
	Common Stock
	Shares	Amount
Balances at December 31, 2003	609,095	$1	$6,183	$(3,673)	$—	$(43,620)	$(41,109)

Exercise of common stock options	1,498,448	1	307	—	—	—	308
Vesting of restricted common stock	—	—	54	—	—	—	54
Repurchase of early exercises	(15,483)	—	—	—	—	—	—
Beneficial conversion feature related to issuance of Series E convertible preferred stock	—	—	15,977	—	—	—	15,977
Deemed dividend related to beneficial conversion feature related to issuance of
Series E convertible preferred stock	—	—	(15,977)	—	—	—	(15,977)
Deferred stock-based compensation in connection with a deemed dividend related to the issuance of Series E convertible restricted preferred stock	—	—	766	(766)	—	—	—
Deferred stock-based compensation	—	—	15,063	(15,063)	—	—	—
Stock-based compensation	—	—	1,818	—	—	—	1,818
Amortization of deferred stock-based compensation in connection with a deemed dividend related to the issuance of Series E convertible restricted preferred stock	—	—	—	756	—	—	756
Reversal of deferred stock-based compensation in connection with a deemed dividend related to the issuance of Series E convertible restricted preferred stock	—	—	(9)	9	—	—	—
Amortization of deferred stock-based compensation	—	—	—	4,252	—	—	4,252
Reversal of deferred stock-based compensation due to option cancellations	—	—	(283)	283	—	—	—
Common stock issued in connection with initial public offering	5,175,000	5	65,734	—	—	—	65,739
Conversion of convertible preferred stock	15,557,097	15	79,499	—	—	—	79,514
Exercise of warrants	184,861	—	257	—	—	—	257
Components of other comprehensive income/(loss):
Changes in unrealized gains/(losses) on investments	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	(29,875)	(29,875)

Comprehensive loss							(29,916)

Balances at December 31, 2004	23,009,018	$22	$169,389	$(14,202)	$(41)	$(73,495)	$81,673

Exercise of common stock options	855,274	2	1,727	—	—	—	1,729
Vesting of restricted common stock	—	—	380	—	—	—	380
Repurchase of early exercises	(15,353)	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	338,665	—	4,574	—	—	—	4,574
Stock-based compensation	—	—	2,360	—	—	—	2,360
Amortization of deferred stock-based compensation	—	—	—	4,717	—	—	4,717
Reversal of deferred stock-based compensation due to option cancellations	—	—	(419)	419	—	—	—
Components of other comprehensive income/(loss):
Changes in unrealized gains/(losses) on investments	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	(11,611)	(11,611)

Comprehensive loss							(11,669)

Balances at December 31, 2005	24,187,604	$24	$178,011	$(9,066)	$(99)	$(85,106)	$83,764

The accompanying notes are an integral part of these consolidated financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)—(Continued)

(in thousands, except share amounts)

			Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity/ (Deficit)
	Common Stock
	Shares	Amount
Balances at December 31, 2005	24,187,604	$24	$178,011	$(9,066)	$(99)	$(85,106)	$83,764

Exercise of common stock options	1,447,788	1	4,478	—	—	—	4,479
Vesting of restricted common stock	—	—	167	—	—	—	167
Repurchase of early exercises	(61,527)	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	185,365	—	5,037	—	—	—	5,037
Excess tax benefit related stock-based compensation plans	—	—	154	—	—	—	154
Stock-based compensation	—	—	21,323	—	—	—	21,323
Issuance of stock to Board of Directors	2,156	—	60	—	—	—	60
Amortization of deferred stock-based compensation	—	—	—	2,313	—	—	2,313
Reversal of deferred stock-based compensation due to option cancellations	—	—	(4,887)	4,887	—	—	—
Common stock issued in connection with Kerberos acquisition	389,653	1	12,287	—	—	—	12,288
Common stock issued in connection with Merck investment, net of issuance costs	3,206,318	3	68,653	—	—	—	68,656
Components of other comprehensive income/(loss):
Changes in unrealized gains/(losses) on investments	—	—	—	—	137	—	137
Net loss	—	—	—	—	—	(12,229)	(12,229)

Comprehensive loss							(12,092)

Balances at December 31, 2006	29,357,357	$29	$285,283	$(1,866)	$38	$(97,335)	$186,149

The accompanying notes are an integral part of these consolidated financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(12,229)	(11,611)	(29,875)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss/(Gain) on disposal of property and equipment	5	(15)	—
Allowance for doubtful accounts	142	678	285
Depreciation and amortization	4,983	3,299	1,354
Amortization of deferred stock-based compensation	2,313	4,717	5,008
Stock-based compensation expense	21,383	2,360	1,818
Provision for excess and obsolete inventories	2,302	3,922	826
Changes in operating assets and liabilities, net of the effect of acquisition:
Accounts receivable	2,579	(14,843)	(7,085)
Research collaboration receivable	(2,826)	—	—
Inventories	(602)	(11,910)	(7,222)
Prepaid expenses and other current assets	(880)	(755)	(798)
Other assets	(523)	(3)	(462)
Accounts payable	980	3,315	2,198
Accrued liabilities	1,333	5,434	3,439
Deferred revenue	32,206	6,206	—
Other liabilities	169	675	322

Net cash provided by (used in) operating activities	51,335	(8,531)	(30,192)

Cash flows from investing activities:
Acquisition of property and equipment	(4,195)	(8,378)	(3,436)
Proceeds from disposal of property and equipment	2	158	—
Sales or maturities of investments	63,030	52,977	19,467
Purchases of investments	(134,596)	(45,814)	(57,521)
Acquisition of business, net of cash acquired	(18,605)	—	—

Net cash used in investing activities	(94,364)	(1,057)	(41,490)

Cash flows from financing activities:
Proceeds from initial public offering, net	—	—	65,739
Proceeds from issuance of convertible preferred stock, net	—	—	29,532
Proceeds from issuance of common stock to Merck, net	68,656	—	—
Proceeds from exercise of options to purchase common stock	4,479	1,778	1,050
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	5,037	4,574	—
Excess tax benefit related to stock-based compensation plans	154	—	—
Repurchase of common stock	—	(21)	(10)
Repurchase of convertible preferred stock	—	—	(17)
Proceeds from exercises of warrants	—	—	257

Net cash provided by financing activities	78,326	6,331	96,551

Net increase (decrease) in cash and cash equivalents	35,297	(3,257)	24,869
Cash and cash equivalents, beginning of period	24,249	27,506	2,637

Cash and cash equivalents, end of period	$59,546	$24,249	$27,506

Supplemental disclosure of noncash investing and financing activities:
Preferred stock converted to common upon initial public offering	$—	$—	$79,514
Deferred stock-based compensation	—	—	15,537
Dividend related to beneficial conversion feature of convertible preferred stock	—	—	15,977
Changes in net unrealized gains/(losses) on investments	137	(58)	(41)
Reversal of deferred stock-based compensation	(4,887)	(419)	—
Vesting of restricted stock	167	368	1,372
Acquisition of Kerberos Proximal Solutions, Inc. (Note 4)	12,288	—	—

The accompanying notes are an integral part of these consolidated financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY:

FoxHollow Technologies, Inc. (the “Company”) designs, develops, manufactures and sells medical devices primarily for the treatment of peripheral artery disease, or PAD, and other cardiovascular disease. The Company is also engaged in a research collaboration with Merck & Co., Inc. for the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression and new therapies for atherosclerotic disease.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

Reclassification

Certain items in the prior periods’ consolidated financial statements have been reclassified to conform to the current period’s format.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2006 and 2005, the Company’s cash and cash equivalents were held in financial institutions in the United States and consist of deposits in money market funds and U.S. government securities, which were unrestricted as to withdrawal or use.

Restricted Cash

At December 31, 2006 and 2005, restricted cash of $1.1 million and $564,000, respectively, represent cash deposits held with financial institutions as security deposits for the Company’s building leases. These balances are included in other assets.

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

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

No customer accounted for more than 10% of the Company’s net revenue for the years ended December 31, 2006, 2005, and 2004. At December 31, 2006 and 2005, no customer accounted for more than 10% of the Company’s trade accounts receivable.

The Company’s products require clearances from the FDA and international regulatory agencies prior to commercialized sales. The SilverHawk has received FDA clearance for treatment of atherosclerosis in the peripheral vasculature and the Rinspirator has received clearance for treatment of thrombus in the peripheral and coronary vasculature. There can be no assurance that the Company’s future products will receive required clearances. If the Company was denied such clearances or such clearances were delayed, it could have a materially adverse impact on the Company.

The Company relies on sole-source suppliers to manufacture some of the components used in its products. The Company’s manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, including the FDA’s Quality System Regulation, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet demand.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis) and market being determined as the lower of replacement cost or net realizable value.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which are generally two to three years for all property and equipment categories. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets. Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in the statement of operations. Repairs and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards Board (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets. Through December 31, 2006, there have been no such impairments.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. The Company’s unrealized gain (loss) on investments represents the only component of other comprehensive loss that is excluded from the Company’s net loss and has been reflected in the consolidated statements of stockholders’ equity (deficit).

Revenue Recognition

Product

The Company recognizes product revenue in accordance with SEC Staff Accounting Bulletin No. 104, or SAB No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; title has transferred; the fee is fixed and determinable; and collectibility is reasonably assured. Transfer of title and risk of ownership generally occur when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement.

Research collaboration

In September 2005, the Company entered into a Collaboration and License agreement (the “Merck Collaboration Agreement”) with Merck & Co., Inc. (“Merck”) pursuant to which the Company and Merck agreed to collaborate on the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers of atherosclerotic disease progression. Under the Merck Collaboration Agreement the Company was obligated to grant Merck certain exclusive rights, to provide Merck with access to certain registries and to deliver a certain number of biological samples and data to Merck (see Note 4). The Company applied Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Accounting for Revenue Arrangements with Multiple Deliverables and SAB No. 104, to account for revenue recognized under the Merck Collaboration Agreement. The Company determined that each of the research and collaboration obligations under the Merck Collaboration Agreement do not meet the requirements for separate units of accounting and therefore should be combined into a single unit of accounting in accordance with EITF 00-21. The Merck Collaboration Agreement provided for an initial payment of $9.0 million which covered costs associated with the Company’s responsibilities and for the rights granted to Merck during the initial year of the research collaboration. The initial payment was classified as deferred revenue and the Company recognized revenue on a proportional performance model as it fulfilled its obligations and delivered samples under the Merck Collaboration Agreement. On September 15, 2006, the Merck Collaboration Agreement terminated, and the Company recognized the remaining deferred revenue balance as all obligations under the agreement were complete.

In September 2006, the Company entered into an Amended and Restated Collaboration and License Agreement (the “Amended Merck Collaboration Agreement”) as well as a Stock Purchase Agreement (the “Stock Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Merck which became effective on November 9, 2006. Under the Amended Merck Collaboration Agreement the Company is obligated to grant Merck certain exclusive rights and to perform certain research activities under Merck’s

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

direction, including removal of atherosclerotic plaque from patient arteries for analysis, conduct of clinical trials and drug profiling by Merck (see Note 4). The Company applies EITF 00-21 and SAB No. 104 to account for revenue recognized under the Amended Merck Collaboration Agreement. The Company determined that each of the research and collaboration obligations under the Amended Merck Collaboration Agreement do not meet the requirements for separate units of accounting and therefore should be combined into a single unit of accounting in accordance with EITF 00-21. The Company determined that recognizing revenue on a ratable basis over the estimated term of the Amended Merck Collaboration Agreement was most appropriate as no other systematic revenue recognition model applies. As such, the Company will recognize revenue on the minimum payments on a ratable basis over the estimated four-year term of the agreement beginning on November 9, 2006. The minimum payments include $40.0 million in exclusivity fees, $60.0 million in collaboration funding, a $4.1 million one-time payment for additional costs incurred under the original Merck Collaboration Agreement and $26.1 million in residual premium from the $95.0 million equity investment made by Merck. The $26.1 million in residual premium reflects the difference between the $95.0 million in proceeds received and the $68.9 million fair value of the equity purchased by Merck as calculated in a contemporaneous independent third-party valuation analysis (see Note 4). Revenue recognized under the agreement will be limited to nonrefundable cash received and will be adjusted on a prospective basis for amounts received in excess of the total estimated minimum payments due under the agreements and for any changes to the estimated term of the agreement.

In addition to minimum payments due under the Amended Merck Collaboration Agreement, the Company may receive milestone and royalty payments. The Company recognizes revenue on milestone payments for each unit of accounting pursuant to SAB No. 104. For research collaboration arrangements that result in a single unit of accounting under EITF 00-21, the Company applies the substantive milestone payment method for revenue recognition purposes. Milestone payments are recognized as revenue upon achievement of the milestone only if (1) the milestone payments are nonrefundable; (2) substantive effort is involved in achieving the milestone; and (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the Company defers the milestone payments and recognizes them as revenue as part of the single unit of accounting. The Company recognizes revenue on royalty payments as earned and when all requirements under SAB No. 104 are met. The Company has not earned any milestone or royalty payments to date and therefore has not recognized any related revenue.

Goodwill and Other Intangible Assets

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

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranties

The Company maintains a warranty allowance for the estimated amount of replacement cost of all products which are found to be defective. The amount of allowance is based upon analyses of historical replacements as well as changes in design and reliability. Warranty costs are reflected in the consolidated statements of operations as a component of product costs and expenses. A reconciliation of the changes in the Company’s warranty liability for the years ended December 31, 2006 and 2005 is as follows (in thousands):

	December 31,
	2006	2005
Balance at January 1	$217	$207
Add: Accruals for warranties	752	818
Less: Cost of replacements	(729)	(808)

Balance at December 31	$240	$217

Deferred Revenue

Upon execution of the Merck Collaboration Agreement, the Company received an initial cash payment of $9.0 million to cover costs associated with the Company’s responsibilities and for the rights granted to Merck during the initial year of the research collaboration. The Company classified the initial cash payment as deferred revenue and recognized revenue on a proportional performance model as it delivered tissue samples and completed its obligations. On September 26, 2006, the Company entered into the Amended Merck Collaboration Agreement with Merck which became effective on November 9, 2006. In connection with the Amended Merck Collaboration Agreement, the Company received $109.1 million in cash and billed Merck for an additional $2.8 million in exchange for services, exclusivity and shares of the Company’s common stock subject to certain restrictions. The Company obtained a third party valuation of the common stock issued to Merck which valued the stock at $68.9 million (see Note 4). The total cash received and amounts billed, less amounts attributable to common stock, was classified as deferred revenue. During the fourth quarter of 2006, the Company recognized $4.6 million of its deferred research collaboration revenue in accordance with its revenue recognition policies.

Research and Development Expenditures

Costs related to research, design and development of products are charged to research and development expense as incurred.

Advertising Costs

Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. Advertising costs were $1.0 million, $1.3 million and $556,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding, excluding common shares subject to repurchase, during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including stock options, common stock subject to repurchase, common stock issued under the employee stock purchase plan, warrants and convertible preferred stock. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Numerator:
Net loss	$(12,229)	$(11,611)	$(29,875)
Dividend related to beneficial conversion feature of convertible preferred stock	—	—	(15,977)

Net loss attributable to common stockholders	$(12,229)	$(11,611)	$(45,852)

Denominator:
Weighted-average common shares outstanding	25,698	23,483	4,709
Less: Weighted-average unvested common shares subject to repurchase	(177)	(508)	(350)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	25,521	22,975	4,359

The following outstanding stock options, common stock subject to repurchase, and common stock issued under the employee stock purchase plan were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	December 31,
	2006	2005	2004
Options to purchase common stock and common stock to be issued under the employee stock purchase plan	3,210	4,107	4,246

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards or SFAS No. 123 (R), Share-Based Payment (revised 2004), using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s consolidated statements of operations during the year ended December 31, 2006 includes compensation expense for share-based payment awards granted subsequent to October 28, 2004, the date of the Company’s initial public offering, but not yet vested as of, December 31, 2005 based on the fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share-based payment awards granted subsequent to December 31, 2005 based on the fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and its interpretations and complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure—an amendment of FASB Statement No. 123. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price. Employee stock-based compensation is amortized on a straight-line basis over the vesting period of the underlying options.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company’s fiscal year 2006 annual financial statements. The adoption of this standard did not have an impact on its consolidated financial statements.

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

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—ACCOUNTING FOR STOCK-BASED COMPENSATION:

In connection with the adoption of SFAS 123(R), the Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option valuation model using the following weighted-average assumptions:

	Years Ended December 31,
	2006	2005	2004
Stock Options:
Expected volatility	45%-49%	75%-81%	75%
Risk free interest rate	4.57%-5.15%	3.71%-4.28%	3.36%
Dividend yield	0%	0%	0%
Expected life	4.4 years-4.7 years	4.0 years	4.0 years
Weighted average fair value of stock options granted	$13.24	$19.75	$8.38

	Years Ended December 31,
	2006	2005	2004
ESPP:
Expected volatility	45%-81%	75%	75%
Risk free interest rate	4.35%-5.29%	3.34%-3.88%	3.36%
Dividend yield	0%	0%	0%
Expected life	0.5 years	0.5 years	0.5 years
Weighed average fair value of ESPP purchase rights	$10.33	$11.58	$24.48

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the observed and expected time to post-vesting exercise and post-vesting cancellations of options by employees. Upon the adoption of SFAS 123(R), the Company used a combination of historical and peer group volatility for a blended volatility in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB No. 107. Prior to January 1, 2006, the Company used the average volatility of a peer group. The selection of the blended volatility approach was based upon the Company’s assessment that blended volatility is more representative of future stock price trends than just using historical or peer group volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

The stock-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123(R) for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of adopting SFAS 123(R), the Company’s loss before taxes, net loss, and basic and diluted loss per share for the year ended December 31, 2006 would have been $9.4 million, $9.4 million and $0.37 per share higher, respectively, than if it had continued to account for stock-based compensation under APB Opinion No. 25. Stock-based compensation expense by type of award for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Stock-based compensation expense by type of award:
Amortization of deferred stock-based compensation	$2,313	$4,717	$5,008
Employee stock options & employee stock purchases	9,419	—	—
Non-employees	585	2,360	1,818
Former chief executive officer’s retirement	11,379	—	—

Total stock-based compensation expense	$23,696	$7,077	$6,826

Effect on loss per common share
Basic and diluted	$0.93	$0.31	$1.57

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

The Company continues to amortize deferred stock-based compensation on a straight-line basis over the vesting period for shares issued prior to the initial public offering. At December 31, 2006, the balance of deferred stock-based compensation was $1.9 million. The remaining balance of deferred employee stock-based compensation will be amortized in future years as follows assuming no cancellations of the related stock options: $1.5 million in 2007, and $0.4 million in 2008. The Company recognized compensation expense for all stock-based awards that were issued subsequent to the initial public offering at fair value on the date of grant.

As of December 31, 2006, the total unamortized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans and stock purchase plan subsequent to the initial public offering was approximately $24.9 million net of forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted average requisite service period of approximately three years.

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

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Years Ended December 31,
	2005	2004
Net loss attributable to common stockholders, as reported	$(11,611)	$(45,852)
Deduct: Total employee stock-based compensation determined under fair value method	(10,043)	(31)

Pro forma net loss attributable to common stockholders	$(21,654)	$(45,883)

Net loss per share attributable to common stockholders, basic and diluted:
As reported	$(0.51)	$(10.52)

Pro forma	$(0.94)	$(10.53)

Disclosures for the year ended December 31, 2006 are not presented because stock-based employee compensation was accounted for under SFAS 123(R)’s fair value method during this period. Additionally, the stock-based employee compensation determined under the fair value method for the years ended December 31, 2005 and 2004 have been adjusted to exclude the effect of the options granted prior to the Company’s initial public offering in October 2004, as those options were valued for pro forma disclosure purposes using the minimum value method.

NOTE 4—PARTNERSHIPS AND ACQUISITIONS:

Merck Partnership

In September 2005, the Company entered into a collaboration agreement (the “Merck Collaboration Agreement”) with Merck through which it collaborated with Merck on the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression. In connection with the Merck Collaboration Agreement, the Company received $9.0 million for the first year of collaboration and exclusivity. The Company applied EITF 00-21 and SAB No. 104 to account for revenue recognized under the Merck Collaboration Agreement (see Note 2).

In September 2006, the Merck Collaboration agreement terminated at the end of its one-year term, and the Company entered into an Amended and Restated Collaboration and License Agreement (the “Amended Merck Collaboration Agreement”) as well as a Stock Purchase Agreement and a Registration Rights Agreement with

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Merck which became effective on November 9, 2006. In addition, Merck agreed to provide the Company with a one-time payment of $4.1 million to cover additional costs incurred under the Merck Collaboration Agreement (see Note 2).

Under the terms of the Amended Merck Collaboration Agreement the Company will receive $40.0 million over four years in exchange for its agreement to collaborate exclusively with Merck in specified disease areas. If Merck extends the exclusive collaboration program beyond this period, Merck would pay $10.0 million per year, which may be offset by potential royalty and milestone obligations. Merck will also provide a minimum of $60.0 million in funding to the Company over the first three years of the four-year collaboration program term, for research activities to be conducted by the Company under Merck’s direction, including removal of atherosclerotic plaque from patient arteries for analysis, conduct of clinical trials and drug profiling by Merck. In the event Merck extends the collaboration beyond its initial four-year term, Merck would be required to fund the Company’s additional activities under the collaboration on an as-performed basis. The Company will receive milestone payments on successful development of drug products or diagnostic tests utilizing results from the collaboration, as well as royalties on sales by Merck of drugs and diagnostic products developed through the collaboration. The Company applies EITF 00-21 and SAB No. 104 to account for revenue recognized under the Amended Merck Collaboration Agreement (see Note 2).

Under the terms of the Stock Purchase Agreement, the Company received $95.0 million in exchange for approximately 3.2 million shares of the Company’s stock. The shares are unregistered and the stock contains certain rights, preferences and restrictions including Merck’s right to a seat on the board of directors, anti-dilution provisions, and a three-year lock-up provision. As this stock contains rights, preferences and restrictions not applicable to common shareholders, the Company obtained a contemporaneous independent third-party valuation of the stock resulting in a determination that its fair value was $68.9 million. The fair value of the stock issued to Merck was determined based on the market value of an equivalent number of shares of the Company’s common stock traded on the NASDAQ Global Market on November 9, 2006, or $92.9 million, adjusted for valuation discounts and premiums related to the specific rights, preferences and restrictions applicable to the shares purchased by Merck. The difference between the value of the shares issued to Merck and the consideration paid for the shares based on the price specified in the Stock Purchase Agreement was primarily attributable to the lock-up provision that precludes the disposition of the shares for three years. As the Company negotiated the Stock Purchase Agreement and the Amended Merck Collaboration Agreement concurrently, the Company believes that the Stock Purchase Agreement and the Amended Merck Collaboration Agreement represent a single economic arrangement. As such, the Company has accounted for the difference between the amount paid by Merck and the fair value of the shares as determined by the independent third-party valuation, or $26.1 million, as a prepayment for services to be provided under the Amended Merck Collaboration Agreement. The prepayment has been recorded as deferred revenue and will be recognized as revenue over the estimated four-year term of the collaboration agreement.

Kerberos Acquisition

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

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 12, 2006, the Company completed its acquisition of 100% of the outstanding stock of Kerberos Proximal Solutions, Inc. (“Kerberos”). Kerberos was a privately-held company that develops and sells innovative medical devices for the removal of thrombi, or blood clots, from occluded arteries. In connection with the acquisition, the Company issued 389,653 shares of its common stock with a fair market value of approximately $12.3 million and paid approximately $18.6 million in cash and $1.5 million in acquisition-related transaction fees and expenses for a total purchase price of approximately $32.4 million. The number of shares of common stock issued as initial closing consideration was determined using the average closing price of the Company’s common stock for the ten consecutive day trading period ending on September 12, 2006. The fair market value of the common stock issued was determined based on the average closing price of the Company’s stock for the two days before and two days after August 28, 2006, the date that the terms of the acquisition were agreed to and announced.

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

The basis of the acquired goodwill, which is not deductible for tax purposes, is realized synergies and market penetration. No in-process research and development was included in the acquisition price of Kerberos.

The results of operations of Kerberos have been included in the accompanying consolidated financial statements from the date of the acquisition and all intercompany balances have been eliminated upon consolidation. The total estimated cost of the Kerberos acquisition is as follows (in thousands):

FoxHollow common stock issued		$12,288
Cash		18,608
Direct transaction costs		1,529

Total purchase price		$32,425

Assets and liabilities acquired/assumed
Cash and cash equivalents	$468
Accounts receivable	340
Inventories	439
Prepaid expenses and other current assets	133
Property and equipment	207
Accounts payable	(269)
Accrued liabilities	(669)

Net assets acquired		649
Intangible assets
Existing technology	12,400
Customer relationships	190

Total intangible assets acquired		12,590
Goodwill		19,186

Total		$32,425

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma information assumes the Kerberos acquisition was effective as of the beginning of each year. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the Kerberos acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands, except per share data):

	Years Ended December 31,
	2006	2005	2004
Net revenue	$194,783	$128,899	$38,552

Net loss attributable to common stockholders	$(19,679)	$(20,661)	$(51,522)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.76)	$(0.88)	$(10.85)

The unaudited pro forma information for the years ended December 31, 2006, 2005 and 2004 reflect $1.6 million in amortization of the purchased intangible assets for each respective year. Purchased intangible assets are being amortized over a six to eight year period.

The unaudited pro forma weighted-average number of shares outstanding used for the computation of unaudited pro forma basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 include the 389,653 shares issued to Kerberos stockholders in conjunction with the acquisition.

NOTE 5—INVESTMENTS:

Investments consisted of the following (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2006
US Government securities (maturities less than one year)	$94,009	$31	$—	$94,040
Corporate bonds (maturities less than one year)	13,322	7	—	13,329

Total	$107,331	$38	$—	$107,369

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2005
US Government securities (maturities less than one year)	$17,685	$—	$(74)	$17,611
Corporate bonds (maturities less than one year)	18,080	—	(25)	18,055

Total	$35,765	$—	$(99)	$35,666

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the consolidated statements of operations.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—BALANCE SHEET DETAIL:

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2006	2005
Raw materials	$9,776	$9,808
Work in process	1,644	896
Finished goods	2,926	4,903

	$14,346	$15,607

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2006	2005
Computer equipment	$5,687	$4,102
Machinery and equipment	7,270	5,451
Office furniture and fixtures	1,376	1,210
Leasehold improvements	4,960	4,532

	19,293	15,295
Less: Accumulated depreciation and amortization	(10,965)	(6,853)

	$8,328	$8,442

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2006	2005
Salaries and related expense	$9,572	$7,820
Employee stock purchase plan withholding	1,074	1,273
Income taxes payable	651	—
Accrued warranty	240	217
Proceeds received on issuance of restricted common stock	103	335
Deferred rent	20	111
Accrued sales and use tax	340	410

	$12,000	$10,166

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—GOODWILL AND INTANGIBLE ASSETS:

The Company recorded approximately $19.2 million of goodwill and approximately $12.6 million of intangible assets in connection with the acquisition of Kerberos. The components of the Company’s intangible assets are as follows (in thousands):

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period
Acquired technology	$12,400	$465	$11,935	8 years
Customer relationships	190	9	181	6 years

Total intangible assets	$12,590	$474	$12,116

Amortization expense for intangible assets for the year ended December 31, 2006 was $474,000. Based on the intangible asset balances at December 31, 2006, the Company expects to recognize amortization expense of approximately $1.6 million for each year from 2007 to 2013, and approximately $1.1 million in 2014. There have been no changes to the carrying amount of goodwill.

NOTE 8—INCOME TAXES:

Components of loss before the provision for income taxes and the components of the provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Total loss before income taxes	$(11,424)	$(11,611)	$(29,875)

Provision for income taxes
Federal	630	—	—
State	175	—	—

Total provision for income taxes	$805	$—	$—

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$11,718	$25,965
Accruals and reserves	17,272	6,802
Research and development and other credits	4,294	2,974
Fixed assets	1,443	589
Stock-based compensation	1,938	—
Capitalized costs	69	92

Gross deferred tax assets	36,734	36,422
Valuation allowance	(32,022)	(36,422)

Net deferred tax assets	$4,712	$—

Deferred tax liabilities:
Acquired intangibles	(4,712)	—

Total	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. We have concluded that it was more likely than not that our deferred tax assets would not be realized. Accordingly, the total deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $4.4 million and increased by $14.3 million during 2006 and 2005, respectively. Of the total valuation allowance amounts listed above, approximately $4.1 million of the allowance at December 31, 2006 relates to tax benefits associated with acquisitions which will be credited to Goodwill rather than income tax expense when realized.

Excess tax benefits from employee stock option exercises are included in the deferred tax asset balances at December 31, 2005 as a component of the Company’s net operating loss carryovers. The entire balance is offset by a valuation allowance. As a result of the adoption of FAS 123R, the deferred tax asset balances at December 31, 2006 do not include excess tax benefits from stock option exercises. Equity will be increased if these excess tax benefits are ultimately realized.

As of December 31, 2006, the Company had net operating loss carryforwards of approximately $42.7 million and $40.6 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The net operating loss carryforwards begin to expire between 2011 and 2007 for federal and state purposes, respectively, and fully expire in 2026 and 2016, respectively. The Company also had federal and state research and development credit carryforwards of approximately $2.2 million and $1.5 million, respectively, at December 31, 2006. The federal credits will expire starting in 2022 if not utilized.

Utilization of the net operating loss carryforward and credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss and credit carryforwards before utilization.

In November 2005, the FASB issued Financial Statement Position (“FSP”) on SFAS No. 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. Effective upon issuance, FSP No. 123(R)-3 provides for an alternative transition method for calculating the tax effects of stock-based

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation expense pursuant to SFAS No. 123(R). The alternative transition method provides simplified approaches to establish the beginning balance of a tax benefit pool comprised of the additional paid-in capital (“APIC”) related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC tax benefit pool and the statement of cash flows of stock-based awards that were outstanding upon the adoption of SFAS No. 123(R). The Company has made the election to calculate the tax effects of stock-based compensation expense using the alternative transition method pursuant to FSP No. 123(R)-3 and computed the beginning balance of the APIC tax benefit pool by applying the simplified method. Based on the Company’s historical losses, the Company did not have cumulative excess tax benefits from stock-based compensation available in APIC that could be used to offset an equal amount of future tax shortfalls (i.e., when the amount of the tax deductible stock-based compensation is less than the related stock-based compensation cost). In connection with our adoption of SFAS 123R, we derecognized deferred tax assets related to excess stock option deductions. The Company will increase paid in capital when these amounts are realized and reduce income taxes payable.

The income tax provision differed from the provision computed at the U.S. statutory tax rate as follows:

	Years Ended December 31,
	2006	2005	2004
Federal statutory rate	-35.0%	-34.0%	-34.0%
State, net of federal benefit	1.0	—	—
Permanent differences	45.9	-13.7	8.3
Change in valuation allowance	-4.9	47.7	25.7

Total provision for income taxes	7.0%	0.0%	0.0%

NOTE 9—COMMITMENTS AND CONTINGENCIES:

Leases

In May 2004, the Company entered into a noncancelable operating lease for its Bay Road facility that expires on August 31, 2011. The terms of the facility lease provide for rental payments on a graduated scale. In June 2005, the Company entered into a noncancelable operating lease for its Edison Way facility that expires on May 28, 2007. In November 2005, the Company entered into a noncancelable operating lease for a Mountain View facility expiring on December 31, 2016, with the first payment scheduled to commence on January 1, 2007. On November 7, 2006, the Company entered into a lease termination arrangement under which the Company has assigned the lease of the Mountain View, California facility to a third party. Concurrently and in connection with the lease termination, the Company has entered into a new lease agreement with the same landlord for a facility located in Redwood City, California that expires on February 26, 2017. The terms of this facility lease provide for rental payments on a graduated scale. Accommodation, brokerage and other transactional fees related to the lease termination were approximately $3.4 million. As a result of the Kerberos acquisition the Company has a noncancelable operating lease in Cupertino, California that expires on January 31, 2008. In addition to monthly base rent, the Company is subject to utility and maintenance fees on all of its leases. The Company recognizes rent expense for all of its leases on a straight line basis over the lease periods and has accrued rent expense incurred but not paid. In connection with the facility leases, the Company issued standby letters of credit collateralized by certificates of deposit in the amount of $1.1 million which are classified as other long-term assets as of December 31, 2006.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate future minimum rental payments required under the noncancelable operating leases as of December 31, 2006 are as follows (in thousands):

Years Ending December 31,
2007	$2,152
2008	2,124
2009	2,178
2010	2,260
2011	2,014
Thereafter	7,931

Future minimum rental payments	$18,659

Rent expense was $4.5 million, $1.0 million and $979,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Rent expense for the year ended December 31, 2006 includes $3.4 million of lease termination and other transactional fees.

Royalty Obligations

In 1999, the Company entered into a license agreement that requires minimum quarterly royalty payments to the licensor. Under the terms of the agreement, as amended in May 2002, the Company is required to make minimum annual payments of $80,000 and $40,000 in equal quarterly installments for the years ended December 31, 2005 and 2004, respectively. For the calendar year commencing January 1, 2006, and each year thereafter, the quarterly calendar year minimum royalty shall be the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the “Consumer Price Index for All Urban Consumers” for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the license agreement shall continue until the expiration of the last to expire patent that covers that licensed product in such country or for the period of fifteen years following the first bona fide commercial sales of such licensed product in such country, whichever is longer.

Purchase Agreement

In March 2005, the Company entered into a purchase agreement with one of its suppliers for certain manufacturing components used in the Company’s devices. In September 2006, the Company entered into an amended purchase agreement with the supplier under which the Company is required to make minimum payments of $11.4 million to the supplier over an eighteen month term of which $4.9 million remains at December 31, 2006.

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

Litigation

In July 2006, August 2006 and February 2007, three separate shareholder class action complaints were filed against the Company and two of its officers in the U.S. District Court for the Northern District of California. The

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plaintiffs are seeking to represent a class of purchasers of the Company’s common stock from May 13, 2005 to January 26, 2006. The complaints generally allege that false or misleading statements were made concerning the Company’s management and seeks unspecified monetary damages. Because the outcome of this litigation is undetermined and the Company cannot reasonably estimate the possible loss or range of loss which may arise from the litigation, the Company has not recorded an accrual for possible damages.

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

In August 2006, a shareholder derivative complaint was filed against the Company’s directors and certain of its officers in the United States District Court for the Northern District of California, San Jose division. In January 2007, the plaintiffs filed an amended complaint adding a former executive and directors as defendants. The complaint is based on substantially similar facts and circumstances as the class action complaints and generally alleges that the named individuals breached their fiduciary duties to the company. The complaint seeks unspecified monetary damages. Similar to the derivative litigation in the Superior Court, any recovery in this derivative suit would be to the benefit of the company.

In February 2007, David Martin, our former chief operating officer, filed a wrongful termination and defamation suit against the Company and one of its officers in the Superior Court of the State of California, San Mateo County. In March 2007, the Superior Court granted Martin’s petition to compel arbitration of his claims. The complaint is based on substantially similar facts and circumstances as the class action complaints and derivative actions. The complaint generally alleges that Martin was terminated from his employment in violation of the covenant of good faith and fair dealing and in retaliation for actions he had the legal right to take. The complaint seeks unspecified damages. Because the outcome of this litigation is undetermined and the Company cannot reasonably estimate the possible loss or range of loss which may arise from the litigation, the Company has not recorded an accrual for possible damages.

NOTE 10—INITIAL PUBLIC OFFERING:

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

NOTE 11—CONVERTIBLE PREFERRED STOCK:

Under the Company’s Amended and Restated Certificate of Incorporation, as amended, the Company is authorized to issue 5,000,000 shares of convertible preferred stock, which is issuable in series. The Company’s Board of Directors is authorized to determine the rights, preferences and terms of each series.

Upon the closing of the initial public offering, all of the Company’s outstanding shares of convertible preferred stock converted into 15,557,097 shares of common stock.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A total of 275,000 shares of the Series E convertible preferred stock was reserved for issuance pursuant to the 2004 Preferred Stock Plan. During 2004, the Company granted rights to purchase 222,741 shares of Series E convertible preferred stock that vest over one year. All such stock rights have been exercised resulting in the issuance of Series E restricted preferred stock. Upon the completion of the initial public offering, all remaining unvested shares of Series E restricted preferred stock, net of cancellations, were immediately vested and automatically converted into shares of common stock.

Beneficial Conversion Feature

The issuance of Series E convertible preferred stock resulted in a deemed dividend associated with the beneficial conversion feature, calculated in accordance with EITF No. 00-27, “Application of Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios” to Certain Convertible Instruments” based on the conversion price of the preferred stock into common, and the fair value of the common stock at the date of issuance. Accordingly, the Company has recognized $16.0 million as a charge to additional paid-in-capital to account for the deemed dividend on the redeemable convertible preferred stock as of the issuance date in 2004. The amount of the deemed dividend related to the beneficial conversion feature was recorded upon issuance of the convertible preferred stock, as the convertible preferred stock was convertible into common stock by the holder at any time.

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

NOTE 12—COMMON STOCK:

Each share of common stock has the right to one vote. The holders of common stock are entitled to dividends when funds are legally available and when declared by the Board of Directors.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 Employee Stock Purchase Plan

In July 2004, the Company adopted the 2004 Employee Stock Purchase Plan and made a total of 600,000 shares of common stock available for sale. The Plan provides for annual increases in the number of shares available for issuance under the Plan on the first day of each fiscal year, beginning with the Company’s fiscal year 2005, equal to the lesser of: 2% of the outstanding shares of the Company’s common stock on the first day of the fiscal year; 1,000,000 shares; and such other amount as the Company’s Board of Directors may determine. In January 2006 an additional 483,752 shares were automatically reserved for issuance in 2006. All of the Company’s employees are eligible to participate if they are customarily employed by the Company or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year. However, an employee may not be granted an option to purchase stock if such employee: immediately after grant owns stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s capital stock, or whose rights to purchase stock under all of the Company’s employee stock purchase plans accrues at a rate that exceeds $25,000 worth of stock for each calendar year.

Offering periods generally start on the first trading day on or after May 1 and November 1 of each year. The Company’s 2004 Employee Stock Purchase Plan permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation which includes a participant’s base salary, wages, overtime pay, commissions, and other compensation remuneration paid directly to the employee. A participant may purchase a maximum of 5,000 shares during a six-month purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of the Company’s common stock at the end of each six-month purchase period. The price is 85% of the lower of the fair market value of the Company’s common stock at the beginning of an offering period or after a purchase period end. If the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be automatically re-enrolled in a new offering period. Participants may end their participation at any time during an offering period, and will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with the Company. The 2004 Employee Stock Purchase Plan will automatically terminate in 2024, unless the Company terminates it sooner. As of December 31, 2006, 524,030 shares have been issued to date in connection with the 2004 Employee Stock Purchase Plan.

NOTE 13—STOCK OPTION PLANS:

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

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Activity under our stock plans are as follows:

	Shares Available For Grant	Outstanding Options
		Number of Shares	Range of Exercise Prices	Aggregate Price
Balances, December 31, 2003	311,196	2,345,752	$0.32-2.16	$1,202,000

Reservation of shares	2,250,000	—	—	—
Options granted	(2,654,251)	2,654,251	0.32-24.02	10,451,000
Options exercised	—	(1,498,448)	0.32-4.00	(1,039,000)
Repurchases	15,483	—	0.32-2.00	—
Options cancelled	100,195	(100,195)	0.32-11.68	(192,000)

Balances, December 31, 2004	22,623	3,401,360	$0.32-24.02	$10,422,000

Reservation of shares	1,150,450	—	—
Options granted	(1,280,820)	1,280,820	27.93-53.73	44,026,000
Options exercised	—	(805,274)	0.32-24.02	(1,777,000)
Repurchases	15,353	—	0.32-11.68	—
Options cancelled	153,700	(153,700)	0.32-50.69	(2,669,000)

Balances, December 31, 2005	61,306	3,723,206	$0.32-53.73	$50,002,000

Reservation of shares	1,209,380	—	—	—
Options granted	(1,864,575)	1,864,575	22.14-34.60	55,218,000
Options exercised	—	(1,447,788)	0.32-30.18	(4,505,000)
Repurchases	61,527	—	0.32-11.68	—
Options cancelled	967,139	(967,139)	0.32-51.75	(18,157,000)

Balances, December 31, 2006	434,777	3,172,854	$0.32-53.73	$82,558,000

In addition to the 1997 and 2004 Plans, in March 2003, the Company granted to a consultant a non-qualified stock option to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.32 per share that vested over two years, all of which were exercised in April 2005. The Company recorded stock-based compensation expense of $406,000 for these options based on the following fair value assumptions: risk-free interest rate of 3.86% to 4.62%, expected life of 10 years, and expected volatility of 75%.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options outstanding and currently exercisable by exercise price at December 31, 2006 are as follows:

	Options Outstanding			Options Exercisable			Options Vested
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Options Exercisable	Weighted- Average Exercise Price	Options Vested	Weighted- Average Exercise Price
$0.32	132,628	6.32	$0.32	6.32	132,628	$0.32	112,470	$0.32
0.40	5,000	0.95	0.40	0.95	5,000	0.40	5,000	0.40
0.84	22,150	5.14	0.84	5.14	22,150	0.84	22,150	0.84
2.00 - 2.16	66,255	6.77	2.03	6.77	66,255	2.03	28,398	2.06
4.00	168,312	7.56	4.00	7.56	168,312	4.00	40,019	4.00
11.68	236,027	7.81	11.68	7.81	236,027	11.68	111,908	11.68
22.14 - 24.80	189,421	9.14	24.34	7.94	18,354	24.02	18,354	24.02
25.08 - 27.93	303,816	8.98	26.97	8.35	34,608	27.88	34,608	27.88
28.20 - 28.55	800,067	9.10	28.31	8.08	134,972	28.20	134,972	28.20
29.05 - 29.97	148,600	9.79	29.09	8.33	1,876	29.80	1,876	29.80
30.00 - 30.99	481,459	9.08	30.66	8.18	31,996	30.34	31,996	30.34
31.00 - 31.46	11,625	8.94	31.23	8.37	1,985	31.00	1,985	31.00
32.24 - 34.93	266,325	9.10	34.32	8.97	57,133	34.32	57,133	34.32
35.86 - 38.76	83,250	8.44	37.51	8.45	39,966	37.52	39,966	37.52
39.15 - 39.71	64,200	8.51	39.32	8.51	22,708	39.32	22,708	39.32
41.88 - 44.82	81,049	8.72	44.31	8.72	24,886	44.27	24,886	44.27
45.01 - 49.41	35,820	8.78	46.46	8.77	10,751	46.49	10,751	46.49
50.22 - 53.73	76,850	8.60	51.68	8.60	26,989	51.68	26,989	51.68

$0.32 - 53.73	3,172,854	8.68	$26.02	7.65	1,036,596	$16.67	726,169	$20.98

The weighted-average exercise price of all options outstanding at December 31, 2006, 2005 and 2004 was $26.02, $12.41 and $2.63, respectively. As of December 31, 2005, 2,789,906 options were outstanding and exercisable with a weighted-average exercise price of $2.62.

On May 3, 2004, the board of directors approved a resolution that allows for the early exercise of all previously granted options and all options to be granted in the future under the Company’s 1997 Stock Plan. Under the terms of this amendment, option holders, upon early exercise, must sign a restricted stock purchase agreement that gives the Company the right to repurchase any unvested shares, at the original exercise price, in the event the optionees’ employment terminates for any reason. The right to exercise options before they are vested does not change existing vesting schedules in any way and the early-exercised options may not be sold or transferred before they vest. The repurchase right lapses over time as the shares vest at the same rate as the original option vesting schedule. At December 31, 2006 and 2005, a total of 88,578 and 332,273 shares of common stock at an aggregate price of $103,000 and $335,000, respectively, were subject to repurchase. These options have therefore been included in the number of options exercised as of December 31, 2006, and related balances have been classified as accrued liabilities.

The weighted-average grant-date fair value of options granted to employees during the year ended December 31, 2006 was $13.24 per share. The total intrinsic value of options exercised during the year ended December 31, 2006 was $34.1 million. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 was $8.7 million. The intrinsic value is calculated as the difference between the market value of the Company’s common stock and the exercise price of shares. The market value of the Company’s common stock as of December 31, 2006 was $21.58 as reported by NASDAQ.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Stock-Based Compensation

During the years ended December 31, 2004 and 2003, the Company issued options to certain employees under the 1997 Stock Plan and the 2004 Preferred Stock Plan with exercise prices below the fair market value of the Company’s common stock at the date of grant, determined with hindsight. The Company estimated the fair value of its common stock based upon several factors, including progress and milestones attained in its business, sales of convertible preferred stock, changes in valuations of existing comparable public companies and the expected valuation that the Company would obtain in an initial public offering. The Company has reviewed these key factors and events between each date and has determined that the combination of these factors and events reflect a true measurement of the Company’s relative fair value over an extended period of time and believes that the fair value of its common stock is appropriately reflected using a linear progression. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the fair market value of the Company’s stock at the date of grant. This deferred stock-based compensation is amortized to expense on a straight-line basis over the period during which the Company’s right to repurchase the stock lapses or the options vest, generally four years. The Company has recorded deferred stock-based compensation, net of cancellations, related to these options of approximately $14.9 million. We currently expect to record amortization expense for deferred stock-based compensation of $1.5 million and $400,000 for 2007 and 2008, respectively.

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

Non-Employee Stock-Based Compensation

During the years ended December 31, 2006, 2005 and 2004, the Company granted options to non-employees to purchase 10,000, 12,750, and 118,875 shares of common stock, respectively, in exchange for services, at a range of exercise prices between $0.32 and $30.35 per share. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the consulting services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.60% - 5.15%	4.09% - 4.51%	3.86% - 4.62%
Expected life (in years)	10	10	10
Dividend yield	—	—	—
Expected volatility	47%-64%	75%-81%	75%

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation expense of $585,000, $2.4 million, and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 14—RELATED PARTY TRANSACTIONS:

On May 21, 2004, the Company entered into a Consulting Agreement with John Simpson, Ph.D., M.D. under which Dr. Simpson provided the Company with consulting services. For services provided under the Consulting Agreement, Dr. Simpson was paid $25,000 per month. During the year ended December 31, 2005, the Company paid $300,000 under the consulting agreement. At December 31, 2005, no amounts were due or outstanding. On January 18, 2006, Dr. Simpson signed an offer letter that set forth his compensation as chief executive officer, thus terminating his consulting arrangement. Under the terms of the offer, the Company pays him a monthly salary of $25,000 retroactive to his first day of employment which was January 4, 2006. His base salary may be reviewed and adjusted by the Compensation Committee of the Board of Directors from time to time.

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

In September 2006, the Company entered into an Amended and Restated Collaboration and License Agreement (the “Amended Merck Collaboration Agreement”) as well as a Stock Purchase Agreement and a Registration Rights Agreement with Merck which became effective on November 9, 2006. Under the terms of the Stock Purchase Agreement, the Company issued approximately 3.2 million shares of the Company’s stock to Merck. Under the terms of the Amended Merck Collaboration Agreement, the Company performs certain collaboration activities as directed by Merck, including removal of atherosclerotic plaque from patient arteries for analysis, conduct of clinical trials and drug profiling by Merck. The Company receives compensation for its performance under the Amended Merck Collaboration agreement and recognizes related research collaboration revenue.

NOTE 15—EMPLOYEE BENEFIT PLANS:

The Company has a qualified defined contribution retirement plan, or 401(k) plan, which is available to employees who meet certain eligibility requirements. The plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. The Company, at its discretion, may make additional matching contributions on behalf of participants in the plan. To date, the Company has not made any contributions to the plan.

NOTE 16—SUBSEQUENT EVENTS:

In January 2007 the Company terminated its 401(k) plan and adopted a new 401(k) plan that is substantially the same as the terminated one. The new plan incorporates an employer matching program under which the Company matches a portion of the participants’ contributions based on a predetermined formula. Matching contributions vest one fourth per year over a four year period which begins on the participant’s date of hire.

In January 2007 the Company entered into an agreement to lease a facility located in Menlo Park, California. The term of the lease is five years commencing in January 2007. Payments due through the term of the lease total $421,000, plus operating expenses.

On January 1, 2007 our wholly-owned subsidiary, Kerberos Proximal Solutions, Inc., was merged with and into the Company.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—QUARTERLY FINANCIAL DATA (UNAUDITED):

The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter for 2006 and 2005 (in thousands, except per share data):

	Year 2006 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Revenue:
Product	$44,583	$47,951	$49,826	$39,885
Research collaboration	2,064	216	3,926	4,634

Net revenue	46,647	48,167	53,752	44,519

Selected costs and expenses:
Product	11,157	10,578	10,225	10,176
Research collaboration	1,120	708	890	410

Total selected costs and expenses	12,277	11,286	11,115	10,586

Income (loss) from operations	(15,237)	(159)	5,803	(5,669)

Net income (loss)	(14,638)	532	6,728	(4,851)

Net income (loss) per common share:
Basic	$(0.60)	$0.02	$0.27	$(0.18)
Diluted	$(0.60)	$0.02	$0.26	$(0.18)
Weighted-average number of shares used in per common share calculations:
Basic	24,304	24,847	25,236	27,571
Diluted	24,304	25,807	25,803	27,571

	Year 2005 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Revenue:
Product	$21,478	$28,724	$35,645	$39,515
Research collaboration	—	—	431	2,363

Net revenue	21,478	28,724	36,076	41,878

Selected costs and expenses:
Product	8,891	8,863	9,821	11,760
Research collaboration	—	—	206	408

Total selected costs and expenses	8,891	8,863	10,027	12,168

Loss from operations	(6,942)	(3,924)	(1,923)	(721)

Net loss	(6,523)	(3,442)	(1,486)	(160)

Net loss per common share:
Basic and diluted	$(0.29)	$(0.15)	$(0.06)	$(0.01)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	22,345	22,711	23,189	23,642

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for doubtful accounts receivable	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2004	$39	$285	$—	$324
Year ended December 31, 2005	324	678	—	1,002
Year ended December 31, 2006	$1,002	$142	$(16)	$1,128

Allowance for inventories valuation:	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2004	$142	$968	$(142)	$968
Year ended December 31, 2005	968	3,922	(2,557)	2,333
Year ended December 31, 2006	$2,333	$2,302	$(2,535)	$2,100

Valuation allowance for deferred tax assets:	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2004	$13,138	$9,014	$—	$22,152
Year ended December 31, 2005	22,152	14,270	—	36,422
Year ended December 31, 2006	$36,422	$—	$(4,400)	$32,022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FoxHollow Technologies, Inc.:

We have completed integrated audits of FoxHollow Technologies, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of FoxHollow Technologies, Inc. and its subsidiary at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in the Report of Management on Internal Control Over Financial Reporting, appearing under Item 9A, management has excluded Kerberos Proximal Solutions, Inc. from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded Kerberos Proximal Solutions, Inc. from our audit of internal control over financial reporting. Kerberos Proximal Solutions, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent $921,000 and $1.8 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

/s/    PricewaterhouseCoopers LLP

San Jose, California

March 9, 2007

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006. Management has excluded from the assessment of the Company’s internal control over financial reporting as of December 31, 2006, Kerberos Proximal Solutions, Inc., our wholly-owned subsidiary, because it was acquired by us during 2006. The total assets and total revenues of Kerberos Proximal Solutions, Inc. represent $921,000 and $1.8 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2006 fiscal year (the “2007 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2007 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2007 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2007 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2007 Proxy Statement.

PART IV

ITEM  15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.

(2)	The financial statement schedules required by Item 15(a) are filed in Item 8 of the Annual Report on Form 10-K.

(3)	Exhibits.

Exhibit Number	Description
2.1[1]	Agreement and Plan of Merger, Dated as of August 26, 2006, by and between the Registrant and Kerberos Proximal Solutions, Inc.

3.2[2]	Amended and Restated Certificate of Incorporation.

3.4[2]	Bylaws.

4.2[2]	Amended and Restated Specimen Common Stock certificate.

4.3[3]	Stock Purchase Agreement, dated as of September 26, 2006, between the Registrant and Merck & Co., Inc.

4.4[3]	Registration Rights Agreement, dated as of September 26, 2006, between the Registrant and Merck & Co., Inc.

10.1[2]	Form of Indemnification Agreement for directors and executive officers.

10.2[2]	1997 Stock Plan.

10.3[2]	2004 Equity Incentive Plan.

10.4[2]	2004 Employee Stock Purchase Plan.

10.5[2]	2004 Preferred Stock Plan.

10.6[2]	Amended and Restated Investors’ Rights Agreement, dated February 24, 2004, by and among the Registrant and certain stockholders.

10.7[2]	First Amendment to Amended and Restated Investors’ Rights Agreement, dated May 21, 2004, by and among the Registrant and certain stockholders.

10.10[2]	Office Building Lease, dated May 3, 2004, by and between the Registrant and Woodside Technology Center, LLC for office space located at 740 Bay Road, Redwood City, California.

10.11†[2]	Master License Agreement dated August 24, 1999, by and between the Registrant and Surmodics, Inc., as amended.

10.13[2]	Second Amendment to Amended and Restated Investors’ Rights Agreement, dated October 25, 2004, by and among the Registrant and certain stockholders.

10.14†[4]	Supplier Agreement between the Registrant and Norman Noble, Inc. dated March 25, 2005.

10.15†[5]	Collaboration and License Agreement between the Registrant and Merck & Co. Inc. dated September 14, 2005.

10.16[6]	Time-sharing Agreement dated September 1, 2005, by and between the Registrant and JBS Consulting, LLC.

10.17[6]	Reimbursement Agreement dated September 1, 2005, by and among the Registrant, John B. Simpson, and JBS Consulting, LLC.

Exhibit Number	Description
10.18[6]	Office Building Lease, dated November 1, 2005, by and between the Registrant and Brittania Hacienda VIII LLC for office space located at 2081 Stierlin Court, Mountain View, California.

10.23[7]	Office Building Lease, dated February 1, 2007, by and between the Registrant and Slough Redwood City, LLC, for office space located at 900 Chesapeake Drive, Redwood City, California.

10.24[7]	Assignment and Assumption Agreement, Dated as of October 19, 2006, by and between the Registrant and Google, Inc.

10.25

Office Building Lease, dated December 14, 2004, by and between Kerberos Proximal Solutions, Inc., a wholly-owned subsidiary of the Registrant, and EOP-Industrial Portfolio, L.L.C., for office space located at 10600 North Tantau Avenue, Cupertino, California.

10.26	Office Building Lease, dated January 5, 2007, by and between the Registrant and AMB Property, L.P., for office space located at 1105 Hamilton Court, Menlo Park, California.

10.28†[8]	Amended and Restated Collaboration and License Agreement, dated as of September 26, 2006, by and between the Registrant and Merck & Co., Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Incorporated by reference from our Form 8-K filed on August 28, 2006.

2	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-118191), which was declared effective on October 27, 2004.

3	Incorporated by reference from our Form 8-K filed on September 28, 2006.

4	Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2005 filed May 13, 2005.

5	Incorporated by reference from our Form 10-Q for the quarter ended September 30, 2005 filed November 1, 2005.

6	Incorporated by reference from our Form 10-K filed on March 7, 2006.

7	Incorporated by reference from our Form 8-K filed on November 14, 2006.

8	Incorporated by reference from our Form 10-Q filed on November 9, 2006.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.

Date:March 13, 2007	FoxHollow Technologies, Inc.

	By:	/s/ John B. Simpson
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN B. SIMPSON John B. Simpson	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2007

/s/ MATTHEW B. FERGUSON Matthew B. Ferguson	Chief Financial Officer (Principal Accounting Officer)	March 13, 2007

/s/ MICHAEL H. HUNT Michael H. Hunt	Director	March 13, 2007

/s/ RICHARD N. KENDER Richard N. Kender	Director	March 13, 2007

/s/ JEFFREY B. CHILD Jeffrey B. Child	Director	March 13, 2007

/s/ MYRTLE S. POTTER Myrtle S. Potter	Director	March 13, 2007

/s/ SANFORD FITCH Sanford Fitch	Director	March 13, 2007

/s/ TOMOAKI HINOHARA Tomoaki Hinohara	Director	March 13, 2007