Form 10-Q
period 2007-03-31
FOXHOLLOW TECHNOLOGIES, INC.
filed 2007-05-09
CIK 1217688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Shares Outstanding at May 1, 2007
Common Stock, $0.001 par value	29,612,509

FOXHOLLOW TECHNOLOGIES, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$38,929	$59,546
Short-term investments	130,787	107,369
Accounts receivable, net of allowance for doubtful accounts of $1,280 at March 31, 2007 and $1,128 at December 31, 2006	19,421	19,450
Research collaboration receivable	—	2,826
Inventories	16,508	14,346
Prepaid expenses and other current assets	1,525	2,826

Total current assets	207,170	206,363

Property and equipment, net	9,004	8,328
Intangibles, net	11,721	12,116
Goodwill	19,225	19,186
Other assets	1,138	1,119

Total assets	$248,258	$247,112

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,903	$9,385
Accrued liabilities	12,554	12,000
Deferred revenue, current	32,444	32,444

Total current liabilities	54,901	53,829

Deferred revenue	2,857	5,968
Other liabilities	1,374	1,166

Total liabilities	59,132	60,963

Commitments and contingencies (Note 12)

Stockholders' equity:
Common stock: $0.001 par value per share	29	29
Additional paid-in capital	288,579	285,283
Deferred stock-based compensation	(1,462)	(1,866)
Other comprehensive income	28	38
Accumulated deficit	(98,048)	(97,335)

Total stockholders' equity	189,126	186,149

Total liabilities and stockholders' equity	$248,258	$247,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended, March 31,
	2007	2006
Revenue:
Product	$41,106	$44,583
Research collaboration	8,111	2,064

Net revenue	49,217	46,647

Costs and expenses:
Product	9,119	11,157
Research collaboration	2,102	1,120
Research and development	6,939	4,091
Selling, general and administrative	33,616	45,516
Amortization of purchased intangible assets	395	—

Total costs and expenses	52,171	61,884

Loss from operations	(2,954)	(15,237)
Interest and other income and expense, net	2,241	599

Net loss	$(713)	$(14,638)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.60)

Weighted-average number of shares used in per common share calculations:
Basic and diluted	29,320	24,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(713)	$(14,638)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss/(gain) on disposal of property and equipment	1	1
Allowance for doubtful accounts	167	152
Depreciation and amortization	1,580	1,075
Amortization of deferred stock-based compensation	394	719
Stock-based compensation expense	3,158	14,074
Provision for excess and obsolete inventories	201	354
Changes in operating assets and liabilities, net of the effect of acquisition:
Accounts receivable	(136)	(2,080)
Research collaboration receivable	2,826	—
Inventories	(2,363)	501
Prepaid expenses and other current assets	1,301	(44)
Other assets	(19)	(1)
Accounts payable	81	(932)
Accrued liabilities	1,511	2,500
Deferred revenue	(3,111)	(2,064)
Other liabilities	208	(34)

Net cash provided by (used in) operating activities	5,086	(417)

Cash flows from investing activities:
Acquisition of property and equipment	(1,426)	(1,073)
Proceeds from disposal of property and equipment	1	—
Sales or maturities of investments	30,019	9,010
Purchases of investments	(53,447)	(8,632)
Acquisition of business, net of cash acquired	(976)	—

Net cash used in investing activities	(25,829)	(695)

Cash flows from financing activities:
Proceeds from exercise of options to purchase common stock	126	914
Repurchase of common stock	—	(3)

Net cash provided by financing activities	126	911

Net decrease in cash and cash equivalents	(20,617)	(201)

Cash and cash equivalents, beginning of period	59,546	24,249

Cash and cash equivalents, end of period	$38,929	$24,048

Supplemental disclosure of noncash investing and financing activities:
Changes in net unrealized gains/(losses) on investments	(10)	31
Reversal of deferred stock-based compensation	(10)	(3,964)
Vesting of restricted stock	20	64

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

Organization

FoxHollow Technologies, Inc. (the “Company”) designs, develops, manufactures and sells medical devices for the treatment of peripheral artery disease, or PAD, and other cardiovascular disease. The Company is also engaged in a research collaboration with Merck & Co., Inc. (“Merck”) for the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression and new therapies for atherosclerotic disease.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any future period. These condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 13, 2007. Certain items in the prior period’s financial statements have been reclassified to conform to the current period’s format.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

NOTE 2—KERBEROS ACQUISITION:

The Company accounts for business combinations using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Purchase accounting requires extensive accounting estimates and judgments to allocate the purchase price between in-process research and development, other identifiable intangible assets, tangible assets and liabilities, and goodwill. To assist in determining the value of any in-process research and development and certain other intangibles, a third party valuation is typically obtained as of the acquisition date. The amount of the purchase price allocated to purchased in-process research and development and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with standard valuation methods.

The Kerberos acquisition was accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. The final valuation of net assets is expected to be completed upon the Company’s receiving all the relevant information required to complete its estimates, but no later than one year from the acquisition date in accordance with GAAP.

The results of operations of Kerberos have been included in the accompanying condensed consolidated financial statements from the date of the acquisition through December 31, 2006, and all intercompany balances have been eliminated upon consolidation. On January 1, 2007 Kerberos was merged with and into the Company.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

The following pro forma information assumes the Kerberos acquisition was effective as of the beginning of the three-month period ending March 31, 2006. These pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the Kerberos acquisition occurred as of the date indicated, nor of future results of operations. The pro forma results for the three months ended March 31, 2006 are as follows (in thousands, except per share data):

Net revenue	$47,190

Net loss	$(17,112)

Net loss per common share:
Basic and diluted	$(0.69)

The pro forma information for the three months ended March 31, 2006 reflects $395,000 in amortization of the purchased intangible assets. Purchased intangible assets are being amortized over a six to eight year period.

The pro forma weighted-average number of shares outstanding used for the computation of pro forma basic and diluted earnings per share for the three months ended March 31, 2006 includes 389,653 shares issued to Kerberos stockholders in conjunction with the acquisition.

NOTE 3—NET LOSS PER COMMON SHARE:

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding, excluding common shares subject to repurchase, during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including stock options, common stock subject to repurchase, and common stock issued under the employee stock purchase plan. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net loss	$(713)	$(14,638)

Denominator:
Weighted-average common shares outstanding	29,393	24,619
Less: Weighted-average unvested common shares subject to repurchase	(73)	(315)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	29,320	24,304

The following outstanding stock options, common stock subject to repurchase, and common stock to be issued under the employee stock purchase plan were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	March 31,
	2007	2006
Options to purchase common stock and common stock to be issued under the employee stock purchase plan	3,971	3,727

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

NOTE 4—COMPREHENSIVE INCOME:

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains on investments represent the only component of other comprehensive income that is excluded from the Company’s net loss.

NOTE 5—INVESTMENTS:

Investments consisted of the following (in thousands):

	Cost Basis	Unrealized		Fair Value
		Gains	Losses
At March 31, 2007
US Government securities	$101,817	$17	$—	$101,834
Corporate bonds	28,942	11	—	28,953

Total	$130,759	$28	$—	$130,787

At December 31, 2006
US Government securities	$94,009	$31	$—	$94,040
Corporate bonds	13,322	7	—	13,329

Total	$107,331	$38	$—	$107,369

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the condensed consolidated statements of operations. All investment held at March 31, 2007 and December 31, 2006 had maturities of less than a year.

NOTE 6— INVENTORIES:

Inventories consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$9,765	$9,776
Work in process	2,050	1,644
Finished goods	4,693	2,926

Total	$16,508	$14,346

NOTE 7—WARRANTIES:

The Company maintains a warranty allowance for the estimated amount of replacement cost of all products which are found to be defective. The amount of allowance is based upon analyses of historical replacements as well as changes in design and reliability. Warranty costs are reflected in the condensed consolidated statements of operations as a component of product costs and expenses. A reconciliation of the changes in the Company’s warranty liability for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Balance at January 1	$240	$217
Add: Accruals for warranties	143	319
Less: Cost of replacements	(89)	(284)

Balance at March 31	$294	$252

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

NOTE 8—GOODWILL AND INTANGIBLE ASSETS:

The Company recorded approximately $19.2 million of goodwill and approximately $12.6 million of intangible assets in connection with the acquisition of Kerberos. The carrying amount of goodwill was adjusted during the period as a result of updating our estimates used in the purchase accounting.

The components of the Company’s intangible assets are as follows (in thousands):

	March 31, 2007			Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$12,400	$(852)	$11,548	8 years
Customer relationships	190	(17)	173	6 years

Total intangible assets	$12,590	$(869)	$11,721

Amortization expense for intangible assets for the three months ended March 31, 2007 was $395,000. Based on the intangible asset balances at March 31, 2007, the Company expects to recognize amortization expense of $1.2 million in the remaining nine months of 2007, approximately $1.6 million for each year from 2008 to 2013, and approximately $1.1 million in 2014.

NOTE 9—ACCOUNTING AND REPORTING OF UNCERTAIN INCOME TAX POSITIONS:

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 effective for years beginning after December 15, 2006. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The Company adopted FIN 48 effective January 1, 2007. As a result of the adoption of FIN 48, the company did not recognize an increase or a decrease in the liability for net unrecognized tax benefits, which would be accounted for through retained earnings. The total amount of gross unrecognized tax benefits as of the date of adoption was $2.1 million. The Company historically accrued for uncertain tax positions in deferred tax assets as it has been in a net operating loss position since inception and any adjustments to tax positions would result in an adjustment of its net operating loss or tax credit carryforwards rather than a cash outlay. If the Company is eventually able to recognize these uncertain positions, $2.1 million of the unrecognized benefit would reduce its effective tax rate. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

The company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of operations under the provisions of FIN 48. As of the date of adoption of FIN 48, the Company has not accrued any material amounts for the payment of interest and penalties relating to unrecognized tax benefits.

The company files U.S. federal and U.S. state tax returns. The Company is currently not subject to income tax examinations and, in general, all tax years remain open due to net operating losses.

Although timing of initiation, resolution and closure on audits is highly uncertain, we do not believe it is reasonably possible that our unrecognized tax benefits would materially change in the succeeding 12 months.

NOTE 10—DEFERRED REVENUE:

Upon execution of the Merck Collaboration Agreement in September 2005, the Company received an initial cash payment of $9.0 million to cover costs associated with the Company’s responsibilities and for the rights granted to Merck during the initial year of the research collaboration. The Company classified the initial cash payment as deferred revenue and recognized revenue on a proportional performance model as it delivered tissue samples and completed its obligations. On September 26, 2006, the Company entered into the Amended Merck Collaboration Agreement with Merck which became effective on November 9, 2006. In connection with the Amended Merck Collaboration Agreement, the Company received $109.1 million

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

in cash in exchange for services, exclusivity and shares of the Company’s common stock subject to certain restrictions. The Company obtained a third-party valuation of the common stock issued to Merck which valued the stock at $68.9 million. The total cash received and amounts billed, less amounts attributable to common stock, was classified as deferred revenue. The Company recognizes revenue under the Amended Merck Collaboration Agreement on a pro rata basis over the estimated four-year term of the collaboration.

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2006, the FASB reached consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and excise taxes. EITF 06-3 provides that a company may adopt a policy of presenting taxes in the consolidated statement of operations on either a gross or net basis. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 is effective for the interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-3 on January 1, 2007. The Company records taxes collected from its customers and remitted to governmental authorities on a net basis in the condensed consolidated statement of operations and the adoption had no effect on the condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”) . This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS 159 and have not yet determined the impact on our consolidated financial statements.

NOTE 12—COMMITMENTS AND CONTINGENCIES:

In July 2006, August 2006 and February 2007, three separate shareholder class action complaints were filed against the Company and two of its officers in the U.S. District Court for the Northern District of California. The plaintiffs are seeking to represent a class of purchasers of the Company’s common stock from May 13, 2005 to January 26, 2006. The complaints generally allege that false or misleading statements were made concerning the Company’s management and seek unspecified monetary damages. Because the outcome of this litigation is undetermined and the Company cannot reasonably estimate the possible loss or range of loss which may arise from the litigation, the Company has not recorded an accrual for possible damages.

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

In August 2006, a shareholder derivative complaint was filed against the Company’s directors and certain of its officers in the U.S. District Court for the Northern District of California, San Jose division. In January 2007, the plaintiffs filed an amended complaint adding a former executive and directors as defendants. The complaint is based on substantially similar facts and circumstances as the class action complaints and generally alleges that the named individuals breached their fiduciary duties to the company. The complaint seeks unspecified monetary damages. Similar to the derivative litigation in the Superior Court, any recovery in this derivative suit would be to the benefit of the company.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

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

•	Results of operations. This section provides our analysis and outlook for the significant line items on our condensed consolidated statements of operations.

•	Stock-based compensation. This section provides the method and financial reporting of our accounting for stock options granted to employees and to non-employees.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2007.

•	Recent accounting pronouncements. This section describes the issuance and effects of new accounting pronouncements.

•

Critical accounting policies and estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations and require us to exercise subjective or complex judgments in their application

Company Description

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

We market the SilverHawk through our direct sales force in the United States primarily to interventional cardiologists and vascular surgeons, as well as to interventional radiologists. We sell the SilverHawk to over 1,100 current hospital customers in the United States. No single customer accounted for more than 10% of our net revenue from product sales in the three-month period ended March 31, 2007. Reimbursement claims for the SilverHawk procedure are typically submitted by the hospital and physician to Medicare or other third-party payors using established billing codes for atherectomy procedures. We are engaged in several research and development activities to create modifications to our SilverHawk device, including: a method for addressing calcified lesions, improvements in the capacity of the nosecone to collect plaque, and on-board real-time imaging. We can provide no assurance that we will bring these product modifications to market and may choose to discontinue any of these projects at any time.

We manufacture the SilverHawk with parts manufactured in-house and components supplied by vendors, which we then assemble, test and package. We offer ten different SilverHawk catheters of various diameters and tip lengths to accommodate differing artery sizes and amounts of plaque.

In September 2005, we entered into a collaboration agreement with Merck (the “Merck Collaboration Agreement”) through which we collaborated with Merck on the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression. In September 2006, the Merck Collaboration agreement terminated at the end of its one-year term, and we entered into an Amended and Restated Collaboration and License Agreement (the “Amended Merck Collaboration Agreement”) as well as a Stock Purchase Agreement and a Registration Rights Agreement with Merck which became effective on November 9, 2006.

In September 2006, we acquired Kerberos Proximal Solutions, Inc., which manufactures and sells innovative medical devices for the removal of thrombi, or blood clots, from occluded arteries.

For the three months ended March 31, 2007, we generated net revenue of $49.2 million and a net loss of $713,000. As of March 31, 2007, our accumulated deficit was $98.0 million. As of March 31, 2007, our cash, cash equivalents and investments balances totaled $169.7 million.

Results of Operations

Three Months Ended March 31, 2007 and March 31, 2006

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and comparative percentages:

	Three Months Ended March 31,
	2007		2006
	Amount	% ¹	Amount	% ¹
Revenue:
Product	$41,106	84%	$44,583	96%
Research collaboration	8,111	16%	2,064	4%

Net revenue	49,217	100%	46,647	100%

Costs and expenses:
Product (includes $472 and $332 in stock-based compensation expense for the three months ended March 31, 2007 and 2006, respectively)	9,119	22%	11,157	25%
Research collaboration	2,102	26%	1,120	54%
Research and development (includes $750 and $527 in stock-based compensation expense for the three months ended March 31, 2007 and 2006, respectively)	6,939	14%	4,091	9%
Selling, general and administrative (includes $2,330 and $13,934 in stock-based compensation expense for the three months ended March 31, 2007 and 2006, respectively)	33,616	68%	45,516	98%
Amortization of purchased intangible assets	395	1%	—	0%

Total costs and expenses	52,171	106%	61,884	133%

Loss from operations	(2,954)	-6%	(15,237)	-33%
Interest and other income and expense, net	2,241	5%	599	1%

Net loss	$(713)	-1%	$(14,638)	-32%

1	Percentage of net revenue, except for product and research collaboration costs and expenses which are shown as a percentage of product revenue and research collaboration revenue, respectively.

Revenue:

Our revenue consists of two components: product and research collaboration.

Product. Product revenue is primarily derived from sales of the SilverHawk Plaque Excision System. Product revenue was $41.1 million for the three months ended March 31, 2007 as compared to $44.6 million for the three months ended March 31, 2006. The decrease of $3.5 million was attributable to a decrease in the number of SilverHawk devices sold. The decrease in the number of devices sold was attributable to a decrease in the size of our direct sales force and a decrease in the average number of devices purchased per hospital customer. We expect our product revenue to increase as we continue to penetrate existing customer accounts, develop new customer accounts, increase sales of the Rinspirator, offer additional products, and enter new international markets.

Research Collaboration. Research collaboration revenue is derived from the Merck Collaboration Agreement and the Amended Merck Collaboration Agreement. Research collaboration revenue was $8.1 million for the three months ended March 31, 2007 as compared to $2.1 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, all revenue was recognized under the Amended Merck Collaboration Agreement. For the three months ended March 31, 2006, all revenue was recognized in connection with the delivery of tissue samples under the Merck Collaboration Agreement. The increase of $6.0 million was due to the expansion of our collaboration under the Amended Merck Collaboration Agreement. We expect our research collaboration revenue to remain constant as we continue to recognize revenue under the Amended Merck Collaboration Agreement on a pro rata basis over the estimated four-year term of the collaboration.

Costs and Expenses:

Our costs and expenses consist of five components: product; research collaboration; research and development; selling, general and administrative; and amortization of purchased intangible assets.

Product. Product costs consist primarily of material, labor and overhead costs. Product costs were $9.1 million for the three months ended March 31, 2007 as compared to $11.2 million for the three months ended March 31, 2006. The decrease was primarily attributable to a decrease in the number of SilverHawk devices sold and a decrease in product costs as a percentage of product revenues. As a percentage of product revenue, product costs were 22% in the three months ended March 31, 2007 as compared to 25% for the three months ended March 31, 2006. Primary factors that contributed to the decrease in product costs as a percentage of product revenue included continued improvements related to the absorption of manufacturing overhead costs associated improved purchasing efficiencies of supplies and materials, and improved labor and manufacturing efficiencies. We expect product costs will increase in absolute dollars but will remain relatively constant as a percentage of product revenue.

Research Collaboration. Research collaboration expenses consist primarily of costs associated with procurement and delivery of tissue samples and costs of research activities conducted by us under the Merck agreements. Research collaboration expenses were $2.1 million for the three months ended March 31, 2007 as compared to $1.1 million for the three months ended March 31, 2006. The increase was primarily attributable to a $709,000 increase in personnel-related costs related resulting from additional hiring of research and clinical personnel, and a $519,000 increase in clinical study expense as we expanded our activities under the Amended Merck Collaboration Agreement. We expect that research collaboration expenses will fluctuate in absolute dollars and as a percentage of research collaboration revenue as the amount of services performed under the Amended Merck Collaboration Agreement varies from period to period.

Research and Development. Research and development expenses consist primarily of costs associated with personnel, materials, and clinical studies within our product development, regulatory and clinical organizations. Research and development expenses were $6.9 million for the three months ended March 31, 2007 as compared to $4.1 million for the three months ended March 31, 2006. The increase was primarily attributable to a $1.2 million increase in cost of materials and services used in product development, a $839,000 increase in personnel related costs resulting from additional hiring of research and development, regulatory and clinical personnel associated with the development of new devices and additional clinical studies, and a $223,000 increase in stock-based compensation. As a percentage of net revenue, research and development expenses for the three months ended March 31, 2007 were 14% as compared to 9% for the three months ended March 31, 2006. We expect research and development expenses to increase as we explore new technologies and we continue existing clinical studies and commence new ones.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of costs for sales, marketing and administrative personnel, and costs associated with participation in medical conferences, physician symposia and promotional activities. Selling, general and administrative expenses were $33.6 million for the three months ended March 31, 2007 as compared to $45.5 million for the three months ended March 31, 2006. The decrease was primarily attributable to a decrease in stock-based compensation of $11.6 million, of which $11.4 million relates to the retirement of our former chief executive officer, and a $1.7 million decrease in personnel costs related to a decrease in the size of our direct sales force and decreased commission payouts. The decrease was partially offset by a $1.4 million increase in legal, accounting, and consulting expenses and a $206,000 increase in the cost of product demonstration units. As a percentage of net revenue, selling, general and administrative expenses for the three months ended March 31, 2007 were 68% as compared to 98% for the three months ended March 31, 2006. We expect selling, general and administrative expenses to decrease as a percentage of net revenue as we leverage our existing selling, general and administrative infrastructure.

Amortization of purchased intangible assets. Amortization of purchased intangible assets was $395,000 for the three months ended March 31, 2007 as compared to $0 for the three months ended March 31, 2006. The increase in amortization was attributable to the intangible assets purchased in the Kerberos acquisition in September 2006. We expect amortization of purchased intangibles of $1.2 million in the remaining nine months of 2007, approximately $1.6 million for each year from 2008 to 2013, and approximately $1.1 million in 2014.

Interest and Other Income and Expense, net. Interest and other income and expense was $2.2 million for the three months ended March 31, 2007 as compared to $599,000 for the three months ended March 31, 2006. The increase of $1.6 million was primarily attributable to higher interest rates and higher average cash, cash equivalents and investment balances that increased primarily as a result of cash received from Merck for the purchase of approximately 3.2 million shares of our company’s stock.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS 123(R) Share-Based Payment (“SFAS 123(R)”), a revision to SFAS 123 Accounting for Stock-Based Compensation which establishes accounting for share-based payment awards made to employees. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is expensed over the vesting period of the option. For the three months ended March 31, 2007 we recorded $3.5 million in stock-based compensation expense for employees. As of March 31, 2007, the total unamortized compensation cost related to unvested stock-based awards granted to employees under our stock option plans and stock purchase plan, subsequent to the initial public offering, was approximately $31.7 million, net of forfeitures. The remaining weighted-average requisite service period of these options is approximately three years.

We amortize deferred stock-based compensation recorded prior to the adoption of SFAS 123(R) for stock options granted prior to our initial public offering. Fair value for these awards has been calculated at grant date using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation is amortized on a straight-line basis to product costs, research and development expenses and selling, general and administrative expenses. Deferred stock-based compensation recorded through March 31, 2007 was $14.9 million, net of stock option cancellations, with accumulated amortization of $13.4 million. The remaining $1.5 million will be amortized over the vesting periods of the stock options, generally four years from the date of grant (assuming no additional cancellations). We currently expect to record amortization expense for deferred stock-based compensation as follows:

Period	Amount
Remaining nine months of 2007	$1.1 million
2008	$0.4 million

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The amount of stock-based compensation expense to be recorded in future periods may decrease if unvested stock options are cancelled. Our stock-based compensation expenses will fluctuate as the fair market value of our common stock fluctuates. We recorded $49,000 and $234,000 in stock-based compensation expense for non-employees in the three months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

In September 2006, we entered into a Stock Purchase Agreement and a Registration Rights Agreement with Merck & Co. which became effective on November 9, 2006. Under the terms of the Stock Purchase Agreement, we received $95.0 million in exchange for approximately 3.2 million shares of our stock. The shares are unregistered and the stock contains certain rights, preferences and restrictions including Merck’s right to a seat on the board of directors, anti-dilution provisions, and a three-year lock-up provision. As this stock contains rights, preferences and restrictions not applicable to common shareholders, we obtained a contemporaneous independent third-party valuation of the stock resulting in a determination that its fair value was $68.9 million. The fair value of the stock issued to Merck was determined based on the market value of an equivalent number of shares of our common stock traded on the NASDAQ Global Market on November 9, 2006, or $92.9 million, adjusted for valuation discounts and premiums related to the specific rights, preferences and restrictions applicable to the shares purchased by Merck. The difference between the value of shares issued to Merck and the consideration paid for the shares based on the price specified in the Stock Purchase Agreement was primarily attributable to the lock-up provision that precludes the disposition of the shares for three years. As we negotiated the Stock Purchase Agreement and the Amended Merck Collaboration Agreement concurrently, we believe that the Stock Purchase Agreement and the Amended Merck Collaboration Agreement represent a single economic arrangement. As such, we have accounted for the difference between the amount paid by Merck and the fair value of the shares as determined by the independent third-party valuation, or $26.1 million, as a prepayment for services to be provided under the Amended Merck Collaboration Agreement. The prepayment has been recorded as deferred revenue and will be recognized as revenue over the estimated four-year term of the collaboration agreement. As of March 31, 2007, we had $38.9 million of cash and cash equivalents, $130.8 million of investments, and $152.3 million of working capital.

Contractual Obligations. The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of March 31, 2007:

	Total	2007 (remaining 9 months)	2008	2009	2010	2011	Thereafter
Operating leases	$18,671	$1,815	$2,205	$2,262	$2,347	$2,103	$7,939
Supplier agreement	4,043	597	3,446	—	—	—	—
Royalty obligation	64	64	—	—	—	—	—

Total	$22,778	$2,476	$5,651	$2,262	$2,347	$2,103	$7,939

The long-term commitments under operating leases shown above consist of payments related to our real estate lease in Redwood City, California expiring August 2011, our real estate lease in Menlo Park, California expiring May 2007, our real estate lease in Redwood City, California expiring November 2016, our real estate lease in Cupertino, California expiring January 2008, and our real estate lease in Menlo Park, California expiring January 2012.

In March 2005, we entered into a purchase agreement with one of our suppliers for certain manufacturing components used in our devices. In September 2006, we entered into an amended purchase agreement with the supplier under which we are required to make minimum purchases of $11.4 million to the supplier over an eighteen month term of which $4.0 million remains at March 31, 2007.

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

Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $5.1 million for the three months ended March 31, 2007 as compared to $417,000 used in operating activities for the three months ended March 31, 2006. For the three months ended March 31, 2007, net cash provided by operating activities was primarily attributable to a net loss of $713,000 off-set by non-cash charges of $3.6 million related to stock-based compensation and depreciation and amortization of $1.6 million. Net cash provided by operating activities was also due to a $2.8 million decrease in research collaboration receivable related to payments received from Merck, offset by a $3.1 million decrease in deferred revenue related to amortization of research collaboration revenue and a $2.4 million increase in inventory balances as we purchased raw materials and produced new products. For the three months ended March 31, 2006, net cash used in operating activities was primarily attributable to a net loss of $14.6 million, decreases of deferred revenue of $2.1 million as we delivered tissue samples under the Merck Collaboration Agreement and increases in accounts receivable balances of $2.1 million as we increased our net revenue; partially offset by adjustments for non-cash charges related to stock-based compensation of $14.8 million which includes a charge of $11.4 million related to the retirement of our former chief executive officer, depreciation and amortization of $1.1 million and increases in accrued liabilities of $2.5 million due to our increased operating expenses.

Net Cash Used in Investing Activities. Net cash used in investing activities was $25.8 million for the three months ended March 31, 2007 as compared to $695,000 used in investing activities for the three months ended March 31, 2006. For the three months ended March 31, 2007, net cash used in investing activities was primarily attributable to purchases of investments of $53.4 million, $1.4 million in purchases of property and equipment, and $976,000 used to pay direct costs associated with the Kerberos acquisition, offset by $30.0 million in sales or maturities of investments. For the three months ended March 31, 2006, net cash used in investing activities was primarily attributable to purchases of investments of $8.6 million and $1.1 million in purchases of property and equipment, offset by $9.0 million in sales or maturities of investments.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $126,000 for the three months ended March 31, 2007 as compared to $911,000 for the three months ended March 31, 2006. For each of the three month periods ended March 31, 2007 and 2006, net cash provided by financing activities was attributable to proceeds from exercise of options to purchase common stock.

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

•	revenue generated by sales of the SilverHawk and Rinspirator products;

•	revenue generated by the Amended Merck Collaboration Agreement and its possible renewal beyond the initial four year term;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs associated with performing against our obligations under the Amended Merck Collaboration Agreement;

•	rate of progress and cost of our research and development activities;

•	costs of obtaining and maintaining FDA and other regulatory clearances for our products;

•	effects of competing technological and market developments; and

•	size, number and timing of acquisitions and other strategic transactions.

Off-Balance-Sheet Arrangements. As of March 31, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Recent Accounting Pronouncements

In June 2006, the FASB reached consensus on EITF Issue No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and excise taxes. EITF 06-3 provides that a company may adopt a policy of presenting taxes in the consolidated statement of operations on either a gross or net basis. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 is effective for the interim and annual reporting periods beginning after December 15, 2006. We adopted EITF 06-3 on January 1, 2007. We record taxes collected from our customers and remitted to governmental authorities on a net basis in our consolidated statement of operations and our adoption had no effect on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS 159 and have not yet determined the impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to accounts receivable, inventories, warranty reserve, income taxes and stock-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion of critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 13, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at March 31, 2007 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of high quality U.S. government and corporate issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted-average duration of our investments is six months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

We have operated mainly in the United States, and all sales for the three months ended March 31, 2007 and 2006 were made in U.S. dollars. To date, we have not had any material exposure to foreign currency rate fluctuations.

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

In August 2006, a shareholder derivative complaint was filed against our directors and certain of our officers in the U.S. District Court for the Northern District of California, San Jose division. In January 2007, the plaintiffs filed an amended complaint, adding a former executive and directors as defendants. The complaint is based on substantially similar facts and circumstances as the class action complaints and generally alleges that the named individuals breached their fiduciary duties to the company. The complaint seeks unspecified monetary damages. Similar to the derivative litigation in the Superior Court, any recovery in this derivative suit would be to the benefit of the company.

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

We have a limited history of operations upon which you can evaluate our business. In particular, we incurred net losses of $713,000 for the three months ended March 31, 2007 and $12.2 million for the year ended December 31, 2006. As of March 31, 2007, we had an accumulated deficit of $98.0 million. We commenced full commercial sales of the SilverHawk in January 2004, and our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price. For example, the field inventory for SilverHawk product can fluctuate significantly and we believe has fluctuated in the past making it difficult to forecast product revenue. In addition, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for the SilverHawk and the Rinspirator and devote resources to our sales and marketing programs and research and development activities. Our failure to achieve profitability could negatively impact the market price of our common stock.

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

We rely on single and limited source suppliers for several of the components of the SilverHawk and the Rinspirator. For example, for the SilverHawk, we rely on one vendor for our cutting blade motor, one vendor for our cutter assembly, and one vendor for our tip housing. For the Rinspirator, we rely on one vendor for the hub and one vendor for the dual lumen extrusions. These components are critical to the SilverHawk and the Rinspirator and there are few alternative sources of supply for them. We do not carry a significant inventory of these components. Identifying and qualifying additional or replacement suppliers for any of the components used in the SilverHawk and the Rinspirator, if required, may not be accomplished quickly or at all and could involve significant additional costs. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components used to manufacture the SilverHawk and the Rinspirator would limit our ability to manufacture our product and could therefore have a material adverse effect on our business, financial condition and results of operations.

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

We are also subject to medical device reporting regulations that require us to report to the FDA if our product causes or contributes to a death or serious injury or if a malfunction, were it to occur, might cause or contribute to a death or serious injury. For the first quarter of 2007, the FDA has received 11 medical device reports associated with procedures where the SilverHawk was used and one associated procedure where the Rinspirator was used.

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

As of May 1, 2007, our directors, officers, and affiliates each holding more than 5% of our common stock collectively controlled approximately 33% of our outstanding common stock, assuming the exercise of all options held by such persons. As a result, these stockholders, if they act together, would be able to exercise significant control over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1[1]	Agreement and Plan of Merger, Dated as of August 26, 2006, by and between the Registrant and Kerberos Proximal Solutions, Inc.

3.2[2]	Amended and Restated Certificate of Incorporation.

3.4[2]	Bylaws.

4.2[2]	Amended and Restated Specimen Common Stock certificate.

4.3[3]	Stock Purchase Agreement, dated as of September 26, 2006, between the Registrant and Merck & Co., Inc.

4.4[3]	Registration Rights Agreement, dated as of September 26, 2006, between the Registrant and Merck & Co., Inc.

4.5	Form of restricted stock unit agreement for non-executive employees

4.6	Form of restricted stock unit agreement for executive officers

10.1[2]	Form of Indemnification Agreement for directors and executive officers.

10.2[2]	1997 Stock Plan.

10.3[2]	2004 Equity Incentive Plan.

10.4[2]	2004 Employee Stock Purchase Plan.

10.5[2]	2004 Preferred Stock Plan.

10.6[2]	Amended and Restated Investors’ Rights Agreement, dated February 24, 2004, by and among the Registrant and certain stockholders.

10.7[2]	First Amendment to Amended and Restated Investors’ Rights Agreement, dated May 21, 2004, by and among the Registrant and certain stockholders.

10.10[2]	Office Building Lease, dated May 3, 2004, by and between the Registrant and Woodside Technology Center, LLC for office space located at 740 Bay Road, Redwood City, California.

10.11†[2]	Master License Agreement dated August 24, 1999, by and between the Registrant and Surmodics, Inc., as amended.

10.13[2]	Second Amendment to Amended and Restated Investors’ Rights Agreement, dated October 25, 2004, by and among the Registrant and certain stockholders.

10.14†[4]	Supplier Agreement between the Registrant and Norman Noble, Inc. dated March 25, 2005.

10.15†[5]	Collaboration and License Agreement between the Registrant and Merck & Co. Inc. dated September 14, 2005.

10.16[6]	Time-sharing Agreement dated September 1, 2005, by and between the Registrant and JBS Consulting, LLC.

10.17[6]	Reimbursement Agreement dated September 1, 2005, by and among the Registrant, John B. Simpson, and JBS Consulting, LLC.

10.18[6]	Office Building Lease, dated November 1, 2005, by and between the Registrant and Brittania Hacienda VIII LLC for office space located at 2081 Stierlin Court, Mountain View, California.

10.23[7]	Office Building Lease, dated February 1, 2007, by and between the Registrant and Slough Redwood City, LLC, for office space located at 900 Chesapeake Drive, Redwood City, California.

Exhibit Number	Description
10.24[7]	Assignment and Assumption Agreement, Dated as of October 19, 2006, by and between the Registrant and Google, Inc.

10.25[8]	Office Building Lease, dated December 14, 2004, by and between Kerberos Proximal Solutions, Inc., a wholly-owned subsidiary of the Registrant, and EOP-Industrial Portfolio, L.L.C., for office space located at 10600 North Tantau Avenue, Cupertino, California.

10.26[8]	Office Building Lease, dated January 5, 2007, by and between the Registrant and AMB Property, L.P., for office space located at 1105 Hamilton Court, Menlo Park, California.

10.28†[9]	Amended and Restated Collaboration and License Agreement, dated as of September 26, 2006, by and between the Registrant and Merck & Co., Inc.

10.29	Severance Agreement, dated as of February 2, 2007, by and between the Registrant and Kevin Cordell

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Incorporated by reference from our Form 8-K filed on August 28, 2006.
2	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-118191), which was declared effective on October 27, 2004.
3	Incorporated by reference from our Form 8-K filed on September 28, 2006.
4	Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2005 filed May 13, 2005.
5	Incorporated by reference from our Form 10-Q for the quarter ended September 30, 2005 filed November 1, 2005.
6	Incorporated by reference from our Form 10-K filed on March 7, 2006.
7	Incorporated by reference from our Form 8-K filed on November 14, 2006.
8	Incorporated by reference from our Form 10-K filed on March 13, 2007.
9	Incorporated by reference from our Form 10-Q filed on November 9, 2006.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOXHOLLOW TECHNOLOGIES, INC.

Date: May 9, 2007	By:	/s/ JOHN B. SIMPSON
John B. Simpson
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2007	By:	/s/ MATTHEW B. FERGUSON
Matthew B. Ferguson
Chief Financial Officer (Principal Accounting and Financial Officer)