Form 10-Q/A
period 2007-03-31
FOXHOLLOW TECHNOLOGIES, INC.
filed 2007-08-08
CIK 1217688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Shares Outstanding at August 1, 2007
Common Stock, $0.001 par value	29,695,856

EXPLANATORY NOTE

FoxHollow Technologies, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 9, 2007 (the “Original Filing”) to add certain disclosures in Part II, Item 5. FoxHollow is also refiling exhibit 4.6 to include the exhibit A for 2008 and 2009 that it has attached to this form. Other than described above, no changes have been made to any Items previously filed in the Form 10-Q, and this Amendment No. 1 does not reflect events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events.

FOXHOLLOW TECHNOLOGIES, INC.

FORM 10-Q/A

PART II: OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

On April 16, 2007, the Company filed a Current Report on Form 8-K disclosing restricted stock unit (“RSU”) grants to certain of its officers (the “Executive RSU Grants”). In June of 2007, the Company’s Board of Directors approved a form of restricted stock unit agreement for executive officers, which provides that the RSU grants vest based on the achievement of certain corporate financial metrics and the performance of the Company’s stock in comparison to the NASDAQ Medical Equipment Index, and provides for accelerated vesting upon a change of control. The Executive RSU Grants were modified to provide for such performance-based vesting and accelerated vesting upon a change of control, and were issued pursuant to the form of restricted stock unit agreement for executive officers approved by the Board of Directors. The form of restricted stock unit agreement for executive officers is filed as exhibit 4.6 to this Form 10-Q/A.

ITEM 6.	EXHIBITS

Exhibit Number	Description
4.6	Form of restricted stock unit agreement for executive officers

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOXHOLLOW TECHNOLOGIES, INC.

Date: August 8, 2007	By:	/s/ John B. Simpson
John B. Simpson Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2007	By:	/s/ Matthew B. Ferguson
Matthew B. Ferguson Chief Financial Officer (Principal Accounting and Financial Officer)