Form 10-Q
period 2007-06-30
FOXHOLLOW TECHNOLOGIES, INC.
filed 2007-08-09
CIK 1217688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$38,682	$59,546
Short-term investments	130,982	107,369
Accounts receivable, net of allowance for doubtful accounts of $1,329 at June 30, 2007 and $1,128 at December 31, 2006	19,977	19,450
Research collaboration receivable	—	2,826
Inventories	15,546	14,346
Prepaid expenses and other current assets	1,830	2,826

Total current assets	207,017	206,363

Property and equipment, net	10,825	8,328
Intangibles, net	11,326	12,116
Goodwill	19,251	19,186
Other assets	1,127	1,119

Total assets	$249,546	$247,112

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,905	$9,385
Accrued liabilities	12,495	12,000
Deferred revenue, current	32,189	32,444

Total current liabilities	52,589	53,829

Deferred revenue	—	5,968
Other liabilities	1,972	1,166

Total liabilities	54,561	60,963

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock: $0.001 par value per share	30	29
Additional paid-in capital	293,885	285,283
Deferred stock-based compensation	(982)	(1,866)
Other comprehensive income	24	38
Accumulated deficit	(97,972)	(97,335)

Total stockholders’ equity	194,985	186,149

Total liabilities and stockholders’ equity	$249,546	$247,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2007	2006	2007	2006
Revenue:
Product	$42,509	$47,951	$83,615	$92,534
Research collaboration	8,111	216	16,222	2,280

Net revenue	50,620	48,167	99,837	94,814

Costs and expenses:
Product	11,829	10,578	20,948	21,735
Research collaboration	2,175	708	4,277	1,828
Research and development	7,967	4,818	14,906	8,909
Selling, general and administrative	30,419	32,222	64,035	77,738
Amortization of purchased intangible assets	395	—	790	—

Total costs and expenses	52,785	48,326	104,956	110,210

Loss from operations	(2,165)	(159)	(5,119)	(15,396)
Interest and other income and expense, net	2,241	691	4,482	1,290

Net income (loss)	$76	$532	$(637)	$(14,106)

Net income (loss) per common share:
Basic	$0.00	$0.02	$(0.02)	$(0.57)

Diluted	$0.00	$0.02	$(0.02)	$(0.57)

Weighted-average number of shares used in per common share calculations:
Basic	29,546	24,847	29,433	24,581

Diluted	29,853	25,807	29,433	24,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOXHOLLOW TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(637)	$(14,106)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of property and equipment	2	3
Allowance for doubtful accounts	242	356
Depreciation and amortization	3,248	2,211
Amortization of deferred stock-based compensation	749	1,315
Stock-based compensation expense	5,890	16,368
Provision for excess and obsolete inventories	468	983
Changes in operating assets and liabilities, net of the effect of acquisition:
Accounts receivable	(769)	(3,598)
Research collaboration receivable	2,826	—
Inventories	(1,668)	1,161
Prepaid expenses and other current assets	998	263
Other assets	(8)	(4)
Accounts payable	(1,524)	(462)
Accrued liabilities	1,465	1,012
Deferred revenue	(6,223)	(2,280)
Other liabilities	806	68

Net cash provided by operating activities	5,865	3,290

Cash flows from investing activities:
Acquisition of property and equipment	(4,940)	(2,474)
Proceeds from disposal of property and equipment	1	2
Sales or maturities of investments	105,849	21,630
Purchases of investments	(129,476)	(27,557)
Acquisition of business, net of cash acquired	(976)	—

Net cash used in investing activities	(29,542)	(8,399)

Cash flows from financing activities:
Proceeds from exercise of options to purchase common stock	408	1,381
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	2,405	3,619

Net cash provided by financing activities	2,813	5,000

Net decrease in cash and cash equivalents	(20,864)	(109)

Cash and cash equivalents, beginning of period	59,546	24,249

Cash and cash equivalents, end of period	$38,682	$24,140

Supplemental disclosure of noncash investing and financing activities:
Changes in net unrealized gains/(losses) on investments	$(14)	$68
Reversal of deferred stock-based compensation	(135)	(4,282)
Vesting of restricted stock	33	118

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three-month and six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any future period. These condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 13, 2007. Certain items in the prior period’s financial statements have been reclassified to conform to the current period’s format.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

NOTE 2—RESTRICTED STOCK UNITS:

In April 2007, the Company granted 193,525 restricted stock units (“RSUs”) to certain employees. Of the total RSUs granted, 60,525 vest 25% at the end of each one-year anniversary and the remaining 133,000 vest based on achieving certain performance metrics which are outlined in the RSU agreements. RSUs represent a contingent right to receive a number of shares of our common stock at a future date based on continued service as an employee and in some cases achieving corporate performance targets. RSUs provide a long-term incentive for employees to continue providing services to the Company for a period of time and, in the case of executives, tie the performance of the Company directly to a portion of their compensation.

Employees below the level of vice president are eligible to receive RSU grants based on their performance and position with the Company. Recipients of these time-based RSUs will vest in 25% of the shares of common stock underlying the RSU at the end of each one-year anniversary of the date of grant, provided that the recipient continues to provide services to the Company. The total grant date fair value of the RSUs granted to employees below the level of vice president was $1.1 million after estimated forfeitures. The Company also grants RSUs to the executives of the Company which vest based on the achievement of certain corporate financial metrics and the performance of Company stock in comparison to the NASDAQ Medical Equipment Index. Recipients of these performance-based RSUs vest in the shares of common stock underlying the RSUs if these corporate metrics are achieved. Recipients will vest in the shares of common stock underlying their RSU grants based on the achievement of certain performance metrics for fiscal years 2008 and 2009, with half of the shares underlying the RSUs subject to vesting based on the 2008 metrics and the remaining half of the shares underlying the RSUs subject to vesting based on the 2009 metrics.

The Company, in accordance with SFAS No. 123 (R), Share-Based Payment (revised 2004), conducts a probability assessment as to the achievement of the potential targets and records compensation expense, if any.

The Company recognized compensation expense related to these RSUs of $147,000 for the three and six months ended June 30, 2007.

NOTE 3—KERBEROS ACQUISITION:

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

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

In September 2006, we acquired Kerberos Proximal Solutions, Inc., a developer of innovative medical devices for the removal of thrombi, or blood clots, from occluded arteries. The Kerberos acquisition was accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values.

The results of operations of Kerberos have been included in the accompanying condensed consolidated financial statements from the date of the acquisition through December 31, 2006, and all intercompany balances have been eliminated upon consolidation. On January 1, 2007 Kerberos was merged with and into the Company.

The following pro forma information assumes the Kerberos acquisition was effective as of the beginning of the six-month period ending June 30, 2006. These pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the Kerberos acquisition occurred as of the date indicated, nor of future results of operations. The pro forma results for the three and six months ended June 30, 2006 are as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net revenue	$48,787	$95,977

Net loss	$(2,245)	$(19,357)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.78)

The pro forma information for the three and six months ended June 30, 2006 reflects $395,000 and $790,000, respectively, in amortization of the purchased intangible assets. Purchased intangible assets are being amortized over a six to eight year period.

The pro forma weighted-average number of shares outstanding used for the computation of pro forma basic and diluted earnings per share for the three and six months ended June 30, 2006 includes 389,653 shares issued to Kerberos stockholders in conjunction with the acquisition.

NOTE 4—NET INCOME (LOSS) PER COMMON SHARE:

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding, excluding common shares subject to repurchase, during the period. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common shares, including stock options, common stock subject to repurchase, and common stock issued under the employee stock purchase plan, unless they are antidilutive.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$76	$532	$(637)	$(14,106)

Denominator:
Weighted-average common shares outstanding	29,593	25,108	29,492	24,864
Less: Weighted-average unvested common shares subject to repurchase	(47)	(261)	(59)	(283)

Weighted-average number of common shares outstanding used in computing basic net income (loss) per common share	29,546	24,847	29,433	24,581

Net effect of dilutive stock options based on the treasury stock method using average market price	307	960	—	—

Diluted weighted-average common shares outstanding	29,853	25,807	29,433	24,581

The following outstanding stock options, common stock subject to repurchase, and common stock to be issued under the employee stock purchase plan were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Options to purchase common stock and common stock to be issued under the employee stock purchase plan	3,613	1,935	4,096	3,540

NOTE 5—COMPREHENSIVE INCOME:

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains on investments represent the only component of other comprehensive income that is excluded from the Company’s net income (loss).

NOTE 6—INVESTMENTS:

Investments consisted of the following (in thousands):

		Unrealized
	Cost Basis	Gains	Losses	Fair Value
At June 30, 2007
US Government securities	$101,740	$8	$(6)	$101,742
Corporate bonds	29,218	22	—	29,240

Total	$130,958	$30	$(6)	$130,982

At December 31, 2006
US Government securities	$94,009	$31	$—	$94,040
Corporate bonds	13,322	7	—	13,329

Total	$107,331	$38	$—	$107,369

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the condensed consolidated statements of operations. All investment held at June 30, 2007 and December 31, 2006 had maturities of less than a year.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

NOTE 7— INVENTORIES:

Inventories consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$9,107	$9,776
Work in process	1,577	1,644
Finished goods	4,862	2,926

Total	$15,546	$14,346

NOTE 8—WARRANTIES:

The Company maintains a warranty allowance for the estimated amount of replacement cost of all products which are found to be defective. The amount of allowance is based upon analyses of historical replacements as well as changes in design and reliability. Warranty costs are reflected in the condensed consolidated statements of operations as a component of product costs and expenses. A reconciliation of the changes in the Company’s warranty liability for the six months ended June 30, 2007 and 2006 is as follows (in thousands):

	2007	2006
Balance at January 1	$240	$217
Add: Accruals for warranties	195	567
Less: Cost of replacements	(198)	(486)

Balance at June 30	$237	$298

NOTE 9—GOODWILL AND INTANGIBLE ASSETS:

The Company recorded approximately $19.3 million of goodwill and approximately $12.6 million of intangible assets in connection with the acquisition of Kerberos. The carrying amount of goodwill was adjusted by $65,000 during the six months ended June 30, 2007 as a result of updating our estimates used in the purchase accounting. Additional adjustments may occur, but no later than one year from the acquisition date in accordance with GAAP.

The components of the Company’s intangible assets are as follows (in thousands):

	June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period
Acquired technology	$12,400	$(1,239)	$11,161	8 years
Customer relationships	190	(25)	165	6 years

Total intangible assets	$12,590	$(1,264)	$11,326

Amortization expense for intangible assets for the three and six months ended June 30, 2007 was $395,000 and $790,000, respectively. Based on the intangible asset balances at June 30, 2007, the Company expects to recognize amortization expense of $791,000 in the remaining six months of 2007, approximately $1.6 million for each year from 2008 to 2013, and approximately $1.1 million in 2014.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

NOTE 10—ACCOUNTING AND REPORTING OF UNCERTAIN INCOME TAX POSITIONS:

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

NOTE 11—DEFERRED REVENUE:

Upon execution of the Merck Collaboration Agreement in September 2005, the Company received an initial cash payment of $9.0 million to cover costs associated with the Company’s responsibilities and for the rights granted to Merck during the initial year of the research collaboration. The Company classified the initial cash payment as deferred revenue and recognized revenue on a proportional performance model as it delivered tissue samples and completed its obligations. On September 26, 2006, the Company entered into the Amended Merck Collaboration Agreement with Merck which became effective on November 9, 2006. In connection with the Amended Merck Collaboration Agreement, the Company received $109.1 million in cash in exchange for services, exclusivity and shares of the Company’s common stock subject to certain restrictions. The Company obtained a third-party valuation of the common stock issued to Merck which valued the stock at $68.9 million. The total cash received and amounts billed, less amounts attributable to common stock, were classified as deferred revenue. The Company recognizes revenue under the Amended Merck Collaboration Agreement on a pro rata basis over the estimated four-year term of the collaboration.

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS:

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

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS 159 in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on its consolidated financial statements.

In June 2007, the EITF issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (“EITF 7-03”) that provides guidance for upfront payments related to goods and services of research and development costs. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF 7-03 on its financial statements upon adoption, it does not anticipate a material impact on operating results or financial position.

NOTE 13—COMMITMENTS AND CONTINGENCIES:

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

In February 2007, David Martin, our former chief operating officer, filed a wrongful termination and defamation suit against the Company and one of its officers in the Superior Court of the State of California, San Mateo County. In March 2007, the Superior Court granted Martin’s petition to compel arbitration of his claims and arbitration is currently in its initial stages. The complaint is based on substantially similar facts and circumstances as the class action complaints and derivative actions. The complaint generally alleges that Martin was terminated from his employment in violation of the covenant of good faith and fair dealing and in retaliation for actions he had the legal right to take. The complaint seeks unspecified damages. Because the outcome of this litigation is undetermined and the Company cannot reasonably estimate the possible loss or range of loss which may arise from the litigation, the Company has not recorded an accrual for possible damages.

FOXHOLLOW TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

NOTE 14—SUBSEQUENT EVENTS:

On July 21, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ev3 Inc. (“ev3”), and Foreigner Merger Sub, Inc., a direct wholly owned subsidiary of ev3 (“Merger Sub”). Under the terms of the merger agreement, the Company’s stockholders will receive 1.45 shares of ev3 common stock plus $2.75 in cash for each share of the Company’s common stock they own. Alternatively, the Company’s stockholders may elect to receive either $25.92 in cash or 1.62 shares of our common stock for each share of the Company’s common stock by making an all-cash or an all-stock election, respectively. Cash and stock elections are subject to pro-ration to preserve an overall mix of 1.45 shares of ev3 common stock and $2.75 in cash for all of the outstanding shares of the Company’s common stock in the aggregate. The Company expects that ev3 will issue in the aggregate approximately 43.7 million shares of ev3 common stock and pay approximately $82.8 million in cash to the Company’s stockholders in the Merger. Upon completion of the transaction, the Company’s stockholders would own approximately 41 percent of the combined company, and ev3’s stockholders would own approximately 59 percent.

The transaction is subject to approval by the Company’s stockholders, the effectiveness of a Form S-4 registration statement to be filed with the Securities and Exchange Commission, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and clearance under any applicable foreign antitrust laws, and other customary closing conditions. The transaction is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. The transaction is expected to be completed in the fourth quarter of 2007. See “Part II—Other Information—Item 1A Risk Factors” for a discussion of the risk factors related to the merger.

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

•	Recent Developments. This section provides discussion of recent developments related to the Agreement and Plan of Merger we entered into with ev3, Inc. on July 21, 2007.

•

Results of operations. This section provides our analysis and outlook for the significant line items on our condensed consolidated statements of operations. Forward looking statements contained within this document may be affected by our planned merger with ev3.

•	Stock-based compensation. This section provides the method and financial reporting of our accounting for stock options granted to employees and to non-employees.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2007.

•	Recent accounting pronouncements. This section describes the issuance and effects of new accounting pronouncements.

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

We market the SilverHawk through our direct sales force in the United States primarily to interventional cardiologists and vascular surgeons, as well as to interventional radiologists. We sell the SilverHawk to approximately 1,100 current hospital customers in the United States. No single customer accounted for more than 10% of our net revenue from product sales in the three- and six-month period ended June 30, 2007. Reimbursement claims for the SilverHawk procedure are typically submitted by the hospital and physician to Medicare or other third-party payors using established billing codes for atherectomy procedures. We are engaged in several research and development activities to create modifications to our SilverHawk device, including: a method for addressing calcified lesions, improvements in the capacity of the nosecone to collect plaque, and on-board real-time imaging. We can provide no assurance that we will bring these product modifications to market and may choose to discontinue any of these projects at any time.

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

In September 2006, we acquired Kerberos Proximal Solutions, Inc., a developer of innovative medical devices for the removal of thrombi, or blood clots, from occluded arteries.

For the six months ended June 30, 2007, we generated net revenue of $99.8 million and a net loss of $637,000. As of June 30, 2007, our accumulated deficit was $98.0 million. As of June 30, 2007, our cash, cash equivalents and investments balances totaled $169.7 million.

Recent Developments

On July 21, 2007, FoxHollow entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ev3 Inc., a Delaware corporation (“ev3”), and Foreigner Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of ev3 (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into FoxHollow (the “Merger”), with FoxHollow continuing as the surviving company and a direct wholly owned subsidiary of ev3 following the transaction.

Consummation of the Merger is subject to a number of customary conditions, including, but not limited to (i) the approval of the Merger Agreement by the stockholders of FoxHollow, (ii) the effectiveness of a Form S-4 registration statement to be filed by ev3 with the Securities and Exchange Commission to register the shares of ev3 common stock to be issued in connection with the Merger, which will contain an information/proxy statement-prospectus and (iii) expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger is intended to qualify as a reorganization for U.S. federal income tax purposes.

Subject to the terms and conditions of the Merger Agreement, at the effective time of and as a result of the Merger, each share of common stock of FoxHollow issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 1.45 shares of ev3 common stock and $2.75 in cash. Alternatively, FoxHollow stockholders may elect to receive either $25.92 in cash or 1.62 shares of ev3 common stock for each share of FoxHollow common stock by making an all-cash or an all-stock election, respectively. Cash and stock elections are subject to pro-ration to preserve an overall mix of 1.45 shares of ev3 common stock and $2.75 in cash for all of the outstanding shares of FoxHollow common stock in the aggregate. As a result, a FoxHollow stockholder making an all-cash or all-stock election may receive a prorated amount of cash and ev3 common stock.

If the Merger Agreement is terminated due to certain triggering events specified in the Merger Agreement, FoxHollow will be required to pay ev3 a termination fee of $31 million. The Merger Agreement also provides that under specified circumstances where the termination fee is not otherwise payable, FoxHollow may be required to reimburse ev3 $5 million for its expenses in connection with the transaction.

The Boards of Directors of FoxHollow and ev3 have approved the Merger and the Merger Agreement.

Concurrently and in connection with the execution of the Merger Agreement, Merck & Co, Inc. (“Merck”), FoxHollow and ev3 entered into an Amendment, Waiver, Consent and Assumption Agreement (the “Amendment, Waiver, Consent and Assumption Agreement”). Under the terms of the agreement, Merck waived certain rights to terminate the Amended and Restated Collaboration and License Agreement dated September 26, 2006 between FoxHollow and Merck (the “Amended Merck Collaboration Agreement”), amended the Amended Merck Collaboration Agreement, consented to the Merger Agreement and Merger and amended the Registration Rights Agreement and Stock Purchase Agreement both dated September 26, 2006 between Merck and FoxHollow (respectively, the “Registration Rights Agreement” and “Stock Purchase Agreement”) and ev3 agreed to cause FoxHollow to continue to perform under the Amended Merck Collaboration Agreement and assumed certain of FoxHollow’s obligations under the Amended Merck Collaboration Agreement and Stock Purchase Agreement. The Amendment, Waiver, Consent and Assumption Agreement is generally effective only upon the closing of the merger.

The foregoing description of the Merger Agreement and the Amendment, Waiver, Consent and Assumption Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement and the Amendment, Waiver, Consent and Assumption Agreement, which are attached as Exhibit 2.1 and Exhibit 10.1, respectively, to our Current Report on Form 8-K filed with the SEC on July 23, 2007 and are incorporated herein by reference. The Merger Agreement and related description are intended to provide you with information regarding the terms of the Merger Agreement and are not intended to modify or supplement any factual disclosures about FoxHollow or ev3 in their respective public reports filed with the SEC. In particular, the Merger Agreement and related description are not intended to be, and should not be relied upon as, disclosures regarding any facts and circumstances relating to FoxHollow or ev3. The representations and warranties have been negotiated with the principal purpose of not establishing matters of fact, but rather as a risk allocation method establishing the circumstances in which a party may have the right not to close the Merger if the representations and warranties of the other party prove to be untrue due to a change in circumstance or otherwise. The representations and warranties may also be subject to a contractual standard of materiality different from those generally applicable under the securities laws. See “Part II—Other Information—Item 1A Risk Factors” for a discussion of the risk factors related to the merger.

Unless otherwise indicated, references to FoxHollow in this filing relate to FoxHollow as a stand-alone entity and do not reflect the impact of the potential business combination with ev3.

Results of Operations

Three Months Ended June 30, 2007 and June 30, 2006

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and comparative percentages:

	Three Months Ended June 30,
	2007		2006
	Amount	% ¹	Amount	% ¹
Revenue:
Product	$42,509	84%	$47,951	100%
Research collaboration	8,111	16%	216	0%

Net revenue	50,620	100%	48,167	100%

Costs and expenses:
Product (includes $188 and $312 in stock-based compensation expense for the three months ended June 30, 2007 and 2006, respectively)	11,829	28%	10,578	22%
Research collaboration (includes $64 and $0 in stock-based compensation expense for the three months ended June 30, 2007 and 2006, respectively)	2,175	27%	708	328%
Research and development (includes $804 and $547 in stock-based compensation expense for the three months ended June 30, 2007 and 2006, respectively)	7,967	16%	4,818	10%
Selling, general and administrative (includes $2,031 and $2,031 in stock-based compensation expense for the three months ended June 30, 2007 and 2006, respectively)	30,419	60%	32,222	67%
Amortization of purchased intangible assets	395	1%	—	0%

Total costs and expenses	52,785	104%	48,326	100%

Loss from operations	(2,165)	-4%	(159)	0%
Interest and other income and expense, net	2,241	4%	691	1%

Net income	$76	0%	$532	1%

1	Percentage of net revenue, except for product and research collaboration costs and expenses which are shown as a percentage of product revenue and research collaboration revenue, respectively.

Revenue:

Our revenue consists of two components: product and research collaboration.

Product. Product revenue is primarily derived from sales of the SilverHawk Plaque Excision System. Product revenue was $42.5 million for the three months ended June 30, 2007 as compared to $48.0 million for the three months ended June 30, 2006. The decrease of $5.5 million was attributable to a decrease in the number of SilverHawk devices sold. The decrease in the number of devices sold was primarily attributable to a decrease in the size of our direct sales force and a decrease in the average number of devices purchased per hospital customer. We expect our product revenue to increase as we continue to penetrate existing customer accounts, develop new customer accounts, increase sales of the Rinspirator, offer additional products, and enter new international markets.

Research Collaboration. Research collaboration revenue is derived from the Merck Collaboration Agreement and the Amended Merck Collaboration Agreement. Research collaboration revenue was $8.1 million for the three months ended June 30, 2007 as compared to $216,000 for the three months ended June 30, 2006. For the three months ended June 30, 2007, all revenue was recognized under the Amended Merck Collaboration Agreement. For the three months ended June 30, 2006, all revenue was recognized in connection with the delivery of tissue samples under the Merck Collaboration Agreement. The increase of $7.9 million was due to the amortization of up front payments received from Merck. We expect our research collaboration revenue to remain constant as we continue to recognize revenue under the Amended Merck Collaboration Agreement on a pro rata basis over the estimated four-year term of the collaboration.

Costs and Expenses:

Our costs and expenses consist of five components: product; research collaboration; research and development; selling, general and administrative; and amortization of purchased intangible assets.

Product. Product costs consist primarily of material, labor and overhead costs. Product costs were $11.8 million for the three months ended June 30, 2007 as compared to $10.6 million for the three months ended June 30, 2006. The increase was primarily attributable a $1.2 million charge resulting from an inventory commitment loss, a $611,000 idle capacity charge, and a $200,000 facility impairment charge due to the exit out of our Cupertino building. Partially offsetting the increase was a decrease in the number of SilverHawk devices sold. As a percentage of product revenue, product costs were 28% for the three months ended June 30, 2007 as compared to 22% for the three months ended June 30, 2006. We expect product costs will increase in absolute dollars but will remain relatively constant as a percentage of product revenue.

Research Collaboration. Research collaboration expenses consist primarily of costs associated with procurement and delivery of tissue samples and costs of research activities conducted by us under the Merck agreements. Research collaboration expenses were $2.2 million for the three months ended June 30, 2007 as compared to $708,000 for the three months ended June 30, 2006. The increase was primarily attributable to a $933,000 increase in personnel-related costs resulting from additional hiring of research and clinical personnel, and a $557,000 increase in clinical study expense as we expanded our activities under the Amended Merck Collaboration Agreement. We expect that research collaboration expenses will fluctuate in absolute dollars and as a percentage of research collaboration revenue as the amount of services performed under the Amended Merck Collaboration Agreement varies from period to period.

Research and Development. Research and development expenses consist primarily of costs associated with personnel, materials, and clinical studies within our product development, regulatory and clinical organizations. Research and development expenses were $8.0 million for the three months ended June 30, 2007 as compared to $4.8 million for the three months ended June 30, 2006. The increase was primarily attributable to a $1.8 million increase in cost of materials and services used in product development, a $378,000 increase in personnel related costs resulting from additional hiring of research and development, regulatory and clinical personnel associated with the development of new devices and additional clinical studies, and a $257,000 increase in stock-based compensation. As a percentage of net revenue, research and development expenses were 16% for the three months ended June 30, 2007 as compared to 10% for the three months ended June 30, 2006. We expect research and development expenses to increase as a percentage of revenue as we explore new technologies and we continue existing clinical studies and commence new ones.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of costs for sales, marketing and administrative personnel, and costs associated with participation in medical conferences, physician symposia and promotional activities. Selling, general and administrative expenses were $30.4 million for the three months ended June 30, 2007 as compared to $32.2 million for the three months ended June 30, 2006. The decrease was primarily attributable to a $1.8 million decrease in personnel costs related to a decrease in the size of our direct sales force and a decrease in commission payouts, and a $399,000 decrease in marketing costs. Partially offsetting the decrease was an increase of $300,000 in legal costs. As a percentage of net revenue, selling, general and administrative expenses were 60% for the three months ended June 30, 2007 as compared to 67% for the three months ended June 30, 2006. We expect selling, general and administrative expenses to decrease as a percentage of net revenue as we leverage our existing selling, general and administrative infrastructure.

Amortization of purchased intangible assets. Amortization of purchased intangible assets was $395,000 for the three months ended June 30, 2007 as compared to $0 for the three months ended June 30, 2006. The increase in amortization was attributable to the intangible assets purchased as part of the Kerberos acquisition in September 2006. We expect amortization of purchased intangibles of $791,000 in the remaining six months of 2007, approximately $1.6 million for each year from 2008 to 2013, and approximately $1.1 million in 2014.

Interest and Other Income and Expense, net. Interest and other income and expense was $2.2 million for the three months ended June 30, 2007 as compared to $691,000 for the three months ended June 30, 2006. The increase of $1.6 million was primarily attributable to higher interest rates and higher average cash, cash equivalents and investment balances that increased primarily as a result of cash received from Merck in exchange for services, exclusivity and for the purchase of approximately 3.2 million shares of our company’s stock.

Six Months Ended June 30, 2007 and June 30, 2006

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and comparative percentages:

	Six Months Ended June 30,
	2007		2006
	Amount	% ¹	Amount	% ¹
Revenue:
Product	$83,615	84%	$92,534	98%
Research collaboration	16,222	16%	2,280	2%

Net revenue	99,837	100%	94,814	100%

Costs and expenses:
Product (includes $660 and $644 in stock-based compensation expense for the six months ended June 30, 2007 and 2006, respectively)	20,948	25%	21,735	23%
Research collaboration (includes $64 and $0 in stock-based compensation expense for the six months ended June 30, 2007 and 2006, respectively)	4,277	26%	1,828	80%
Research and development (includes $1,554 and $1,074 in stock-based compensation expense for the six months ended June 30, 2007 and 2006, respectively)	14,906	15%	8,909	9%
Selling, general and administrative (includes $4,361 and $15,965 in stock-based compensation expense for the six months ended June 30, 2007 and 2006, respectively)	64,035	64%	77,738	82%
Amortization of purchased intangible assets	790	1%	—	0%

Total costs and expenses	104,956	105%	110,210	116%

Loss from operations	(5,119)	-5%	(15,396)	-16%
Interest and other income and expense, net	4,482	4%	1,290	1%

Net loss	$(637)	-1%	$(14,106)	-15%

1	Percentage of net revenue, except for product and research collaboration costs and expenses which are shown as a percentage of product revenue and research collaboration revenue, respectively.

Revenue:

Our revenue consists of two components: product and research collaboration.

Product. Product revenue was $83.6 million for the six months ended June 30, 2007 as compared to $92.5 million for the six months ended June 30, 2006. The decrease of $8.9 million was primarily attributable to a decrease in the number of SilverHawk devices sold. The decrease in the number of devices sold was primarily attributable to a decrease in the size of our direct sales force and a decrease in the average number of devices purchased per hospital customer.

Research collaboration. Research collaboration revenue was $16.2 million for the six months ended June 30, 2007 as compared to $2.3 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, all revenue was recognized under the Amended Merck Collaboration Agreement. For the six months ended June 30, 2006, all revenue was recognized in connection with the delivery of tissue samples under the Merck Collaboration Agreement. The increase of $13.9 million was due to the expansion of our collaboration under the Amended Merck Collaboration Agreement.

Costs and Expenses:

Our costs and expenses consist of five components: product, research collaboration, research and development, selling, general and administrative; and amortization of purchased intangible assets.

Product. Product costs were $20.9 million for the six months ended June 30, 2007 as compared to $21.7 million for the six months ended June 30, 2006. The decrease was primarily attributable to a decrease in the number of SilverHawk devices sold. Partially offsetting the decrease was a $1.2 million charge resulting from an inventory commitment loss, a $611,000 idle capacity charge, and a $200,000 facility impairment charge due to the exit out of our Cupertino building. As a percentage of product revenue, product costs were 25% for the six months ended June 30, 2007 as compared to 23% for the six months ended June 30, 2006.

Research Collaboration. Research collaboration expenses were $4.3 million for the six months ended June 30, 2007 as compared to $1.8 million for the six months ended June 30, 2006. The increase was primarily attributable to a $1.6 million increase in personnel-related costs resulting from additional hiring of research and clinical personnel, and a $693,000 increase in clinical study expense as we expanded our activities under the Amended Merck Collaboration Agreement.

Research and Development. Research and development expenses were $14.9 million for the six months ended June 30, 2007 as compared to $8.9 million for the six months ended June 30, 2006. The increase was primarily attributable to a $3.2 million increase in cost of materials and services used in product development, a $1.2 million increase in personnel related costs resulting from additional hiring of research and development, regulatory and clinical personnel associated with the development of new devices and additional clinical studies, a $480,000 increase in stock-based compensation, and an increase of $399,000 in depreciation resulting from the additions of machinery and equipment. As a percentage of net revenue, research and development expenses were 15% for the six months ended June 30, 2007 as compared to 9% for the six months ended June 30, 2006.

Selling, General and Administrative. Selling, general and administrative expenses were $64.0 million for the six months ended June 30, 2007 as compared to $77.7 million for the six months ended June 30, 2006. The decrease was primarily attributable to a $11.6 million decrease in stock-based compensation, of which $11.4 million relates to the retirement of our former chief executive officer, a $3.5 million decrease in personnel costs related to a decrease in the size of our direct sales force and a decrease in commission payouts. The decrease was partially offset by a $1.6 million increase in legal, accounting and consulting expenses, and a $478,000 increase in travel and related expenses. As a percentage of net revenue, selling, general and administrative expenses were 64% for the six months ended June 30, 2007 as compared to 82% for the six months ended June 30, 2006.

Amortization of purchased intangible assets. Amortization of purchased intangible assets was $790,000 for the six months ended June 30, 2007 as compared to $0 for the six months ended June 30, 2006. The increase in amortization was attributable to the intangible assets purchased as part of the Kerberos acquisition in September 2006.

Interest and Other Income and Expense, net. Interest and other income and expense was $4.5 million for the six months ended June 30, 2007 as compared to $1.3 million for the six months ended June 30, 2006. The increase of $3.2 million was primarily attributable to higher interest rates and higher average cash, cash equivalents and investment balances that increased primarily as a result of cash received from Merck in exchange for services, exclusivity and for the purchase of approximately 3.2 million shares of our company’s stock.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS 123(R) Share-Based Payment (“SFAS 123(R)”), a revision to SFAS 123 Accounting for Stock-Based Compensation which establishes accounting for share-based payment awards made to employees. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is expensed over the vesting period of the option. For the six months ended June 30, 2007 we recorded $5.8 million in stock-based compensation expense for employees, excluding deferred stock-based compensation. As of June 30, 2007, the total unamortized compensation cost related to unvested stock-based awards granted to employees under our stock option plans and stock purchase plan, subsequent to the initial public offering, was approximately $28.8 million, net of forfeitures. The remaining weighted-average requisite service period of these options is approximately three years.

We amortize deferred stock-based compensation recorded prior to the adoption of SFAS 123(R) for stock options granted prior to our initial public offering. Fair value for these awards has been calculated at grant date using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation is amortized on a straight-line basis to product costs, research and development expenses and selling, general and administrative expenses. Deferred stock-based compensation recorded through June 30, 2007 was $14.8 million, net of stock option cancellations, with accumulated amortization of $13.8 million. The remaining $982,000 will be amortized over the vesting periods of the stock options, generally four years from the date of grant (assuming no additional cancellations). We currently expect to record amortization expense for deferred stock-based compensation as follows (in thousands):

Period	Amount
Remaining six months of 2007	$628
2008	$354

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The amount of stock-based compensation expense to be recorded in future periods may decrease if unvested stock options are cancelled. Our stock-based compensation expenses will fluctuate as the fair market value of our common stock fluctuates. We recorded $84,000 and $394,000 in stock-based compensation expense for non-employees in the six months ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

As of June 30, 2007, we had $38.7 million of cash and cash equivalents, $131.0 million of investments, and $154.4 million of working capital.

Contractual Obligations. The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of June 30, 2007 (in thousands):

	Total	2007 (remaining 6 months)	2008	2009	2010	2011	Thereafter
Operating leases	$18,070	$1,214	$2,205	$2,262	$2,347	$2,103	$7,939
Supplier agreement	2,659	1,289	1,370	—	—	—	—
Supplier settlement	1,200	580	620	—	—	—	—
Royalty obligation	43	43	—	—	—	—	—

Total	$21,972	$3,126	$4,195	$2,262	$2,347	$2,103	$7,939

The long-term commitments under operating leases shown above consist of payments related to our real estate lease in Redwood City, California expiring August 2011, our real estate lease in Redwood City, California expiring November 2016, our real estate lease in Cupertino, California expiring January 2008, and our real estate lease in Menlo Park, California expiring January 2012.

In March 2005, we entered into a purchase agreement with one of our suppliers for certain manufacturing components used in our devices. In September 2006, we entered into an amended purchase agreement with the supplier under which we are required to make minimum purchases of $11.4 million to the supplier over an eighteen month term, of which $2.7 million remains at June 30, 2007. This target spending will not be realized through the agreement period, and as a result the Company entered into a $1.2 million dollar settlement to be paid through August 2008.

The $1.2 million settlement has been recorded in accrued liabilities as of June 30, 2007 and is included in product costs for the three and six month periods ended June 30, 2007.

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

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $5.9 million for the six months ended June 30, 2007 as compared to $3.3 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, net cash provided by operating activities was primarily attributable to a net loss of $637,000 off-set by non-cash charges of $6.6 million related to stock-based compensation and depreciation and amortization of $3.2 million. Net cash provided by operating activities was also due to a $2.8 million decrease in research collaboration receivable related to payments received from Merck, offset by a $6.2 million decrease in deferred revenue related to amortization of research collaboration revenue and a $1.7 million increase in inventory balances as we purchased raw materials and produced new products. For the six months ended June 30, 2006, net cash provided by operating activities was primarily attributable to a net loss of $14.1 million offset by non-cash charges of $17.7 million related to stock-based compensation, which included an $11.4 million charge related to the retirement of our former chief executive officer, depreciation and amortization of $2.2 million, and an increase in inventory reserves of $1.0 million. Net cash provided by operating activities was also due to an increase in accrued liabilities of $1.1 million due to our increased operating expenses, and a decrease in inventories of $1.2 million due to the increase in the number of units shipped. Net cash provided by operating activities was partially offset by an increase in accounts receivable of $3.6 million as we increased our net revenue and a decrease in deferred revenue of $2.3 million as we delivered tissue samples under the Merck Collaboration Agreement.

Net Cash Used in Investing Activities. Net cash used in investing activities was $29.5 million for the six months ended June 30, 2007 as compared to $8.4 used in investing activities for the six months ended June 30, 2006. For the six months ended June 30, 2007, net cash used in investing activities was primarily attributable to net purchases of investments of $23.6 million, $4.9 million in purchases of property and equipment, and $976,000 used to pay direct costs associated with the Kerberos acquisition. For the six months ended June 30, 2006, net cash used in investing activities was primarily attributable to net purchases of investments of $5.9 million and $2.5 million in purchases of property and equipment.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2007 as compared to $5.0 million for the six months ended June 30, 2006. For each of the six month periods ended June 30, 2007 and 2006, net cash provided by financing activities was attributable to proceeds from the exercise of options to purchase common stock and issuance of common stock under the Employee Stock Purchase Plan.

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

Off-Balance-Sheet Arrangements. As of June 30, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In June 2007, the EITF issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (“EITF 7-03”) that provides guidance for upfront payments related to goods and services of research and development costs. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of EITF 7-03 on our financial statements upon adoption, and do not anticipate a material impact on operating results or financial position.

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

Our exposure to interest rate risk at June 30, 2007 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of high-quality U.S. government and corporate issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted-average duration of our investments is six months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

We have operated mainly in the United States, and all sales for the six months ended June 30, 2007 and 2006 were made in U.S. dollars. To date, we have not had any material exposure to foreign currency rate fluctuations.

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

In February 2007, David Martin, our former chief operating officer, filed a wrongful termination and defamation suit against us and one of our officers in the Superior Court of the State of California, San Mateo County. In March 2007, the Superior Court granted Martin’s petition to compel arbitration of his claims and arbitration is currently in its initial stages. The complaint is based on substantially similar facts and circumstances as the class action complaints and derivative actions. The complaint generally alleges that Martin was terminated from his employment in violation of the covenant of good faith and fair dealing and in retaliation for actions he had the legal right to take. The complaint seeks unspecified damages. Because the outcome of this litigation is undetermined and we cannot reasonably estimate the possible loss or range of loss which may arise from the litigation, we have not recorded an accrual for possible damages.

ITEM 1A.	RISK FACTORS

Factors Affecting Future Operating Results

Our merger with ev3 Inc. is subject to certain conditions to closing that could result in the merger not being consummated or being delayed, either of which could negatively impact our stock price and future business and results of operations.

Consummation of the merger is subject to a number of customary conditions, including, but not limited to, the effectiveness of a Form S-4 registration statement to be filed by us with the Securities and Exchange Commission to register the shares of our common stock to be issued in connection with the merger and expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. There is no assurance that we will receive the necessary approvals or satisfy the other conditions necessary for completion of the merger. If any of the conditions to the merger are not satisfied or, where waiver is permissible, not waived, the merger will not be consummated. Failure to complete the merger would prevent us from realizing the anticipated benefits of the merger. We have already and expect to continue to incur significant costs associated with transaction fees, professional services, taxes and other costs related to the merger. In the event that the merger is not completed, we will remain liable for these costs and expenses. In addition, the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the market of us generally and a resulting decline in the market price of our common stock. Any delay in the consummation of the merger or any uncertainty about the consummation of the merger could also negatively impact our stock price and future business and results of operations. We cannot assure you that the merger will be consummated, that there will be no delay in the consummation of the merger or that the merger will be consummated on the terms contemplated by the merger agreement.

Whether or not the merger is completed, the announcement and pendency of the merger could impact or cause disruptions in our business, which could have an adverse effect on our business and results of operations.

Whether or not the merger is consummated, the announcement and pendency of the merger could cause disruptions in or otherwise negatively impact our business and results of operations. Among others:

•	our employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain and hire key personnel and other employees;

•

the attention of our management may be directed toward the completion of the merger and transaction-related considerations and may be diverted from the day-to-day operations and pursuit of other opportunities that could have been beneficial to our business; and

•	distributors or other vendors or suppliers may seek to modify or terminate their business relationships with us.

These disruptions could be exacerbated by a delay in the completion of the merger or termination of the merger agreement and could have an adverse effect on our business, results of operations or prospects if the merger is not completed or the business, results of operations or prospects of the combined company if the merger is completed.

We may be unable to successfully integrate our operations with ev3’s operations or to realize the anticipated cost savings and other potential benefits of the merger in a timely manner or at all. As a result, the value of our common stock may be adversely affected.

We entered into the merger agreement with ev3 because we believe that the merger will be beneficial to us and our stockholders. Achieving the anticipated potential benefits of the merger will depend in part upon whether we are able to integrate ev3’s business with our business in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. We and ev3 operate numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, payroll, employee benefits and regulatory compliance. We and ev3 may also have inconsistencies in standards, controls, procedures or policies that could affect our ability to maintain relationships with customers and employees after the merger or to achieve the anticipated benefits of the merger. The integration of certain operations following the merger will require the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day business. Employee uncertainty and lack of focus during the integration process may also disrupt our business. Any inability of management to integrate successfully the operations of the two companies or to do so within a longer time frame than what we expect could have a material adverse effect on our business and results of operations. We may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of the merger. An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock after the completion of the merger.

The success of the combined company after the merger will depend in part upon the ability of us and ev3 to retain key employees of both companies. Competition for qualified personnel can be very intense. In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with the combined company. Accordingly, no assurance can be given that key employees will be retained.

We have been able to conduct only limited planning regarding the integration of the two companies following the merger and have not yet determined the exact nature of how the businesses and operations of the two companies will be combined after the merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized.

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

We have a limited history of operations upon which you can evaluate our business. In particular, we incurred net losses of $637,000 for the six months ended June 30, 2007 and $12.2 million for the year ended December 31, 2006. As of June 30, 2007, we had an accumulated deficit of $98.0 million. We commenced full commercial sales of the SilverHawk in January 2004, and our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price. For example, the levels of inventory of our products held by our customers can fluctuate significantly and we believe have fluctuated in the past making it difficult to forecast product revenue. In addition, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for the SilverHawk and the Rinspirator and devote resources to our sales and marketing programs and research and development activities. Our failure to achieve profitability could negatively impact the market price of our common stock.

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

The growth that we have experienced, and in the future may experience, presents challenges to our company requiring us to expand our organization. For example, we will need to hire a significant number of people to meet the requirements of the Amended Merck Collaboration Agreement. If we do not deliver the product and data required by this agreement our relationship with Merck may be harmed. Expansion in our organization may result in less experienced people producing and selling our product, which could result in unanticipated costs and disruptions to our operations. If we cannot scale and manage our business appropriately, our anticipated growth may be impaired and our financial results will suffer.

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

The use or misuse of the Rinspirator in the peripheral and coronary arteries may in the future result in complications, including damage to the treated artery, internal bleeding, limb loss and death, potentially leading to a product liability claim. The Rinspirator is not FDA-cleared or approved for treatment of carotid arteries, which are arteries leading to the brain, in the United States. Our sales force does not promote the product for off-label uses, and our U.S. instructions for use specify that the Rinspirator is intended for use in the coronary and peripheral arteries. However, we cannot prevent a physician from using the Rinspirator for off-label applications. The application of the Rinspirator to carotid arteries, as opposed to coronary or peripheral arteries, may result in complications that have serious consequences. For example, if the thrombi removed were not captured properly in our device, debris could be carried by the bloodstream to a narrower location, blocking a carotid artery, leading to a stroke. If the Rinspirator is defectively designed, manufactured or labeled, contains defective components or is misused, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us.

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

The market for medical devices is highly-competitive, dynamic, and marked by rapid and substantial technological development and product innovations. There are few barriers that would prevent new entrants or existing competitors from developing products that compete directly with ours. Demand for our products could be diminished by equivalent or superior products and technologies offered by competitors. For example, drug-eluting stents have been developed for treating coronary artery disease and have been rapidly adopted.

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

We are also subject to medical device reporting regulations that require us to report to the FDA if our product causes or contributes to a death or serious injury or if a malfunction, were it to occur, might cause or contribute to a death or serious injury. For the second quarter of 2007, the FDA has received four medical device reports associated with procedures where the SilverHawk was used and one associated procedure where the Rinspirator was used.

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

Costs and expenses incurred due to our involvement in arbitration or litigation may depress the price of our stock.

We are the subject of litigation by stockholders who have suffered losses in the value of our stock during periods of management transition in 2006. In addition, we are currently in arbitration with one of our former employees. In any arbitration or litigation proceeding involving former employees we intend to defend ourselves vigorously which may be expensive. We retain employment practices liability and director and officer liability insurance but there can be no guarantee that such insurance will cover the claims that are made or will insure us fully for all losses on covered claims. Any such arbitration or litigation may distract our management and consume resources that would otherwise have been directed toward achieving our operating plan and generating increased revenue, which may further cause a decline in our stock price.

Changes in coverage and reimbursement for procedures using our products could affect the adoption of our products and our future revenue.

Currently, the SilverHawk procedure is typically reimbursed by third-party payors, including Medicare, Medicaid, and private healthcare insurance companies, under existing atherectomy procedure codes, and the Rinspirator is typically reimbursed by third-party payors, including Medicare, Medicaid, and private healthcare insurance companies, under existing secondary and coronary thrombectomy codes. These payors may adversely change their coverage and reimbursement policies, as well as payment amounts. In September 2006, the Centers for Medicare & Medicaid Services, or CMS, released 2007 increases for the three in-patient reimbursement codes most frequently used with the SilverHawk procedure. DRGs 479, 554 and 553, increased by 2.8%, 4.0% and 1.0%, respectively. CMS also released for 2007 an increase of 5.0% for the reimbursement code APC 0081 which is the out-patient code that is used for the SilverHawk procedure. Also, healthcare reform legislation or regulation may be proposed or enacted in the future, which may adversely affect such policies and amounts. We cannot predict whether and to what extent existing coverage and reimbursement will continue to be available. If physicians, hospitals and other providers are unable to obtain adequate coverage and reimbursement for procedures using our products, they are less likely to use them and our business would be adversely impacted.

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

As of August 1, 2007, our directors, officers, and affiliates each holding more than 5% of our common stock collectively controlled approximately 37% of our outstanding common stock, assuming the exercise of all options held by such persons. As a result, these stockholders, if they act together, would be able to exercise significant control over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership, except in the case of our pending merger with ev3, may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1(A)[1]	Agreement and Plan of Merger, dated as of August 26, 2006, by and between the Registrant and Kerberos Proximal Solutions, Inc.
2.1(B)[2]	Agreement and Plan of Merger, dated as of July 21, 2007, by and among ev3 Inc., FoxHollow Technologies, Inc., and Foreigner Merger Sub, Inc.

3.2[3]	Amended and Restated Certificate of Incorporation.

3.4[3]	Bylaws.

4.2[3]	Amended and Restated Specimen Common Stock certificate.

4.3[4]	Stock Purchase Agreement, dated as of September 26, 2006, between the Registrant and Merck & Co., Inc.

4.4[4]	Registration Rights Agreement, dated as of September 26, 2006, between the Registrant and Merck & Co., Inc.

4.5[5]	Form of restricted stock unit agreement for non-executive employees.

4.6[6]	Form of restricted stock unit agreement for executive officers.

10.1(A)[3]	Form of Indemnification Agreement for directors and executive officers.

10.1(B)[2]	Amendment, Waiver, Consent and Assumption Agreement dated as of July 21, 2007 by and among Merck & Co., Inc., FoxHollow Technologies, Inc. and ev3 Inc.

10.2[3]	1997 Stock Plan.

10.3[3]	2004 Equity Incentive Plan.

10.4[3]	2004 Employee Stock Purchase Plan.

10.5[3]	2004 Preferred Stock Plan.

10.6[3]	Amended and Restated Investors’ Rights Agreement, dated February 24, 2004, by and among the Registrant and certain stockholders.

10.7[3]	First Amendment to Amended and Restated Investors’ Rights Agreement, dated May 21, 2004, by and among the Registrant and certain stockholders.

10.10[3]	Office Building Lease, dated May 3, 2004, by and between the Registrant and Woodside Technology Center, LLC for office space located at 740 Bay Road, Redwood City, California.

10.11†[3]	Master License Agreement dated August 24, 1999, by and between the Registrant and Surmodics, Inc., as amended.

10.13[3]	Second Amendment to Amended and Restated Investors’ Rights Agreement, dated October 25, 2004, by and among the Registrant and certain stockholders.

10.14†[7]	Supplier Agreement between the Registrant and Norman Noble, Inc. dated March 25, 2005.

10.15†[8]	Collaboration and License Agreement between the Registrant and Merck & Co. Inc. dated September 14, 2005.

10.16[9]	Time-sharing Agreement dated September 1, 2005, by and between the Registrant and JBS Consulting, LLC.

10.17[9]	Reimbursement Agreement dated September 1, 2005, by and among the Registrant, John B. Simpson, and JBS Consulting, LLC.

10.18[9]	Office Building Lease, dated November 1, 2005, by and between the Registrant and Brittania Hacienda VIII LLC for office space located at 2081 Stierlin Court, Mountain View, California.

10.23[10]	Office Building Lease, dated February 1, 2007, by and between the Registrant and Slough Redwood City, LLC, for office space located at 900 Chesapeake Drive, Redwood City, California.

Exhibit Number	Description
10.24[10]	Assignment and Assumption Agreement, Dated as of October 19, 2006, by and between the Registrant and Google, Inc.

10.25[11]	Office Building Lease, dated December 14, 2004, by and between Kerberos Proximal Solutions, Inc., a wholly-owned subsidiary of the Registrant, and EOP-Industrial Portfolio, L.L.C., for office space located at 10600 North Tantau Avenue, Cupertino, California.

10.26[11]	Office Building Lease, dated January 5, 2007, by and between the Registrant and AMB Property, L.P., for office space located at 1105 Hamilton Court, Menlo Park, California.

10.28†[12]	Amended and Restated Collaboration and License Agreement, dated as of September 26, 2006, by and between the Registrant and Merck & Co., Inc.

10.29[5]	Severance Agreement, dated as of February 2, 2007, by and between the Registrant and Kevin Cordell.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Incorporated by reference from our Form 8-K filed on August 28, 2006.
2	Incorporated by reference from our Form 8-K filed on July 23, 2007.
3	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-118191), which was declared effective on October 27, 2004.
4	Incorporated by reference from our Form 8-K filed on September 28, 2006.
5	Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2007 filed on May 9, 2007.
6	Incorporated by reference from our Form 10-Q/A filed on August 8, 2007.
7	Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2005 filed on May 13, 2005.
8	Incorporated by reference from our Form 10-Q for the quarter ended September 30, 2005 filed on November 1, 2005.
9	Incorporated by reference from our Form 10-K filed on March 7, 2006.
10	Incorporated by reference from our Form 8-K filed on November 14, 2006.
11	Incorporated by reference from our Form 10-K filed on March 13, 2007.
12	Incorporated by reference from our Form 10-Q filed on November 9, 2006.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOXHOLLOW TECHNOLOGIES, INC.

Date: August 9, 2007	By:	/S/ JOHN B. SIMPSON
John B. Simpson Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2007	By:	/S/ MATTHEW B. FERGUSON
Matthew B. Ferguson Chief Financial Officer (Principal Accounting and Financial Officer)